Form 10QSB
period 2006-03-31
Aquacell Water, Inc.
filed 2006-05-15
CIK 1348104

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark one)
   _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2006.

   ___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to __________


                       Commission File Number 000-51723


                             AQUACELL WATER, INC.
       ------------------------------------------------------------------
       (Exact Name of Small Business Issuers as Specified in its Charter)


               Delaware                           86-0675195
       ------------------------      ------------------------------------
       (State of Incorporation)      (IRS Employer Identification Number)


                             10410 Trademark Street
                           Rancho Cucamonga, CA 91730
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                (909) 987-0456
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                       __________________________________


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes _X_  No ___


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
Securities under a plan confirmed by a court.   Yes ___  No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          Common Stock, $.001 par value
               27,809,408 shares outstanding as of May 12, 2006.


Transitional Small Business Disclosure Format (check one):   Yes ___  No _X_

                              AQUACELL WATER, INC.

                                  FORM 10-QSB

                     FOR THE QUARTER ENDED MARCH 31, 2006

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:                                            PAGE

           Condensed Balance Sheet as of March 31, 2006....................... 1

           Condensed Statements of Operations for
           the three and nine month periods ended March 31, 2006 and 2005..... 2

           Condensed Statements of Cash Flow for
           the nine month periods ended March 31, 2006 and 2005............... 3

           Notes to Condensed Financial Statements............................ 4

Item 2.    Management's Discussion and Analysis:
           Forward-Looking Statements......................................... 7
           Overview........................................................... 7
           Critical Accounting Policies....................................... 7
           Results of Operations.............................................. 8
           Liquidity and Capital Resources.................................... 8


                          PART II - OTHER INFORMATION

Item 2(C). Sales of Unregistered Securities...................................10

Item 3.    Controls and Procedure.............................................10

Item 4.    Submission of Matters to a Vote of Security Holders................10

Item 6.    Exhibits and Reports on Form 8-K...................................11

Signature.....................................................................11

Index to Exhibits.............................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AQUACELL WATER, INC.
                            CONDENSED BALANCE SHEET
                                March 31, 2006
                                  (Unaudited)

ASSETS
Current assets:
     Accounts receivable, net of allowance of $8,000............... $    41,000
     Inventories...................................................       8,000
     Loans receivable- related company.............................      31,000
                                                                    ------------
          Total current assets.....................................      80,000

Property and equipment, net........................................       8,000

Security deposits..................................................       5,000
                                                                    ------------
                                                                    $    93,000
                                                                    ------------
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Cash overdraft................................................ $     7,000
     Accounts payable..............................................     147,000
     Accrued liabilities...........................................     630,000
     Customer deposits.............................................       6,000
     Loans payable- related companies..............................     515,000
                                                                    ------------
          Total current liabilities................................   1,305,000
                                                                    ------------

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, par value $.00l;
   20,000,000 shares authorized;
   no shares issued and outstanding................................           -
Common stock, par value $.001;
   100,000,000 shares authorized;
   27,809,408 shares issued and outstanding........................      28,000
Additional paid-in capital.........................................   1,522,000
Accumulated deficit................................................  (2,762,000)
                                                                    ------------
          Total stockholders' deficiency...........................  (1,212,000)
                                                                    ------------
                                                                    $    93,000
                                                                    ------------
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

                              AQUACELL WATER, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                      March 31,                   March 31,
                                             --------------------------  --------------------------
                                                 2006          2005          2006          2005
                                             ------------  ------------  ------------  ------------
Net sales....................................$   271,000   $   235,000   $   555,000   $   434,000
                                             ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of sales..............................    190,000       156,000       388,000       333,000
  Salaries and wages.........................    184,000        46,000       580,000       137,000
  Legal, accounting and
    other professional expenses..............     32,000         2,000        41,000         4,000
  Selling, general and
    administrative expenses..................     70,000        38,000       235,000       117,000
  Management fees- related party.............          -        30,000             -        90,000
                                             ------------  ------------  ------------  ------------
                                                 476,000       272,000     1,244,000       681,000
                                             ------------  ------------  ------------  ------------
Loss from operations before
  other income (expense).....................   (205,000)      (37,000)     (689,000)     (247,000)
                                             ------------  ------------  ------------  ------------
Other income (expense):
  Interest income- related party.............      1,000         1,000         2,000         1,000
  Interest expense- related parties..........    (10,000)            -       (22,000)      (29,000)
  Interest expense- other....................    (17,000)       (1,000)      (41,000)       (2,000)
                                             ------------  ------------  ------------  ------------
                                                 (26,000)            -       (61,000)      (30,000)
                                             ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------
Net loss ....................................$  (231,000)  $   (37,000)  $  (750,000)  $  (277,000)
                                             ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------
Weighted average common shares outstanding-
  basic and diluted.......................... 26,244,000    15,697,000    23,106,000    15,136,000
                                             ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------
Net loss per common share....................$     (0.01)  $     (0.00)  $     (0.03)  $     (0.02)
                                             ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                              AQUACELL WATER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                  Nine Months Ended
                                                                                       March 31,
                                                                           ------------------------------
                                                                                2006             2005
                                                                           -------------    -------------
Cash flows from operating activities:
Net loss...................................................................$   (750,000)    $   (277,000)
Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation..........................................................       1,000            2,000
     Bad debt provision....................................................           -            5,000
Changes in:
     Accounts receivable...................................................     (34,000)         (14,000)
     Inventories...........................................................      (5,000)           9,000
     Accounts payable......................................................      64,000          (30,000)
     Accrued management fees- related company..............................           -           90,000
     Accrued interest payable- related companies...........................      20,000           28,000
     Accrued liabilities...................................................     372,000          (42,000)
     Customer deposits.....................................................     (11,000)          21,000
                                                                           -------------    -------------
          Net cash used in operating activities............................    (343,000)        (208,000)
                                                                           -------------    -------------
Cash flows from investing activities:
     Capital expenditures..................................................      (7,000)          (1,000)
                                                                           -------------    -------------

Cash flows from financing activities:
    Proceeds of loans from related companies- net..........................     344,000          186,000
    Increase in bank overdraft.............................................       6,000                -
                                                                           -------------    -------------
          Net cash provided by financing activities........................     350,000          186,000
                                                                           -------------    -------------
Decrease in cash...........................................................           -          (23,000)
Cash, beginning ...........................................................           -           37,000
                                                                           -------------    -------------
Cash, ending...............................................................$          -     $     14,000
                                                                           -------------    -------------
                                                                           -------------    -------------
Supplemental disclosure of non-cash financing activities:
  Cash paid for interest...................................................$          -     $          -
  Transfer of accrued management fees to loan payable
    related company........................................................$          -     $     90,000
  Distribution of common stock pursuant to spin-off........................$     26,000     $          -

           See notes to condensed consolidated financial statements.

                              AQUACELL WATER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                          March 31, 2006 (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (constituting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

     At March 31, 2006 the Company's ability to continue as a going concern, for the reasons outlined on the annual report filed for the year ended June 30, 2005, still existed. During the nine months ended March 31, 2006 the Company obtained loans from related companies and plans to develop a financing plan in addition to funds to be provided from operations.

     Certain items in these condensed financial statements have been reclassified to conform to the current period presentation.

New accounting pronouncements:

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for its fiscal year beginning July 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company's financial statements.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R") "Share Based Payment," a revision of Statement No. 123. "Accounting for Stock Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.


NOTE B - INVENTORIES

     Inventories consist of the following at March 31, 2006:

          Raw materials ........................................... $    4,000
          Work in progress ........................................      4,000
                                                                    -----------
                                                                    $    8,000
                                                                    -----------
                                                                    -----------

NOTE C - LOANS RECEIVABLE- RELATED COMPANY

     At March 31, 2006 loans receivable from a related company consisted of net advances made to an affiliated company. As of March 31, 2006 these loans bear interest at prime rate + 1/2%.

                              AQUACELL WATER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                          March 31, 2006 (Unaudited)

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows at March 31, 2006:

          Furniture, fixtures and office equipment ................      58,000
          Machinery and equipment .................................      59,000
                                                                    ------------
                                                                        117,000
          Less accumulated depreciation ...........................     109,000
                                                                    ------------
                                                                    $     8,000
                                                                    ------------
                                                                    ------------

     Depreciation expense was approximately $1,000 and $2,000 for the nine months ended March 31, 2006 and 2005, respectively.


NOTE E - ACCRUED LIABILITIES

     At March 31, 2006 the accrued liabilities consisted of salaries of $169,000, legal fees of $82,000, payroll taxes withheld of $147,000, accrued payroll taxes of $79,000, accrued penalties and interest on taxes payable of $109,000 and other accrued liabilities of $44,000. As of March 31, 2006 a Federal tax lien of approximately $118,000 has been filed.


NOTE F - LOANS PAYABLE- RELATED COMPANIES

     At March 31, 2006 loans payable to related companies consisted of advances received from the Company's former parent and an affiliate. These advances bear interest at prime rate plus 1/2% and are payable on demand.


NOTE G - EQUITY TRANSACTIONS

     On July 28, 2005 Water Science Technologies, Inc., a Delaware corporation, was formed. The Delaware company was capitalized with 100,000,000 shares of authorized common stock at $.001 par value and 20,000,000 shares of authorized preferred stock at $.001 par value. Water Science Technologies, Inc., an Arizona corporation, and a wholly owned subsidiary of AquaCell Technologies, Inc., a publicly traded corporation, was merged into the Delaware corporation on August 15, 2005 and the name of the Delaware company was changed to Aquacell Water, Inc. The 1,991 outstanding shares of common stock of the Arizona corporation were exchanged on a 1,000 for 1 basis for shares of the Delaware corporation. All share and per share date have been retroactively restated to reflect this recapitalization.

     On November 1, 2005 the Board of Directors approved the 2005 Incentive Stock Plan and authorized the reservation of 3,000,000 shares for issuance under the Plan. No shares have been issued from the plan.

     On November 1, 2005 the Board of Directors approved the 2005 Director's Incentive Stock Plan and authorized the reservation of 1,000,000 shares for issuance under the plan. No shares have been issued from the plan.

     March 9, 2006 was the record date for the distribution of all outstanding shares of our common stock to the holders of our former parent company's common stock on a share for share basis.

     On March 13, 2006 the Company's Form 10, filed in January 2006, that registered all 27,809,408 issued and outstanding shares was declared effective.

Outstanding Warrants:

     At March 31, 2006 the Company had 727,845 outstanding common stock purchase warrants to acquire 727,845 shares of its common stock at an exercise price of $5.00 per share. These warrants were issued in connection with equity financing transactions of its former parent company.

                              AQUACELL WATER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                          March 31, 2006 (Unaudited)

NOTE H - INTEREST EXPENSE

     Included in interest expense is penalties and interest on delinquent payroll taxes payable in the amount of $39,000 and $1,000 for the nine months ended March 31, 2006 and 2005, respectively. The balance of interest expense, in the amounts of $22,000 and $29,000 for the nine months ended March 31, 2006 and 2005, respectively, represents interest to its former parent and affiliate on loans made to the Company.


NOTE I - COMMITMENTS

     On November 1, 2005 the Company entered into five-year employment agreements with the three members of the executive management team providing for aggregate minimum annual salaries of $366,000. The agreements also provide for incentive bonuses based upon achievement of certain milestones.

NOTE J - SUBSEQUENT EVENT

     On April 3, 2006 the distribution of 27,809,408 shares of the Company's common stock was made.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-SB and in future filings by the Company with the Commission, statements identified by the words "believe", "positioned", "estimate", "project", "target", "continue", "will", "intend", "expect", "future", "anticipates", and similar expressions express management's present belief, expectations or intentions regarding the Company's future performance within the meaning of the Private Securities Litigation Reform Act of 1995. The safe harbor in the Private Securities Litigation Act of 1995 does not apply to statements made in this document. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligations to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

The following discussions and analysis should be read in conjunction with the Company's financial statements and the notes presented following the financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Aquacell Water, Inc. builds water treatment systems for the municipal, industrial, commercial and institutional sectors of the water treatment and purification industry. We design, manufacture, install and service our custom designed turnkey systems that treat from hundreds to millions of gallons of water per day for a variety of applications, including treatment of process water for manufacturing, purification of water for bottling plants and food service, and removal of contaminants from municipal drinking water systems. Our customers range from manufacturers of microchips, textiles and food and beverage service, to health care providers, defense contractors and the military, as well as municipal water districts.

Our primary focus is the treatment of drinking water to remove arsenic in accordance with EPA regulatory compliance. The Dow Chemical Company has appointed Aquacell Water as an authorized distributor of its ADSORBSIA(TM) titanium-based media for arsenic removal in the southwest. We are working closely with Dow and several water districts to design cost-effective arsenic removal solutions.

By utilizing the Dow media in our systems, we provide a turn-key solution for removing arsenic from drinking water with a small-footprint system that has zero wastewater discharge and requires no onsite chemicals with minimal operator interface. Our system reduces both the capital and operating costs for municipalities. Beginning, January 2006, municipalities are required to begin coming into compliance with a mandate lowering the allowable level of arsenic in drinking water from 50 parts-per-billion to ten. We anticipate a significant portion of our business in 2006-2008 will be in arsenic removal systems.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management's judgments, assumptions and estimates.

Income taxes

Water accounts for income taxes using the asset and liability method described on SFAS No. 109, "Accounting For Income Taxes," the objective of which is to establish deferred tax asset and liabilities for the temporary differences between the financial reporting and the tax bases of Water's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than that some portion or all of the deferred tax assets will not be realized.

Results of Operations

For the nine months ended March 31, 2006, revenues were $555,000, representing an increase of $121,000, or 28%, over the same period of the prior year. The increase was attributable to new orders generated by the new operational management team during this period. Cost of sales was 70% during the nine months ended March 31, 2006 as compared to 77% for the prior year resulting from spreading manufacturing costs over an increased sales volume.

Net loss for the nine months ended March 31, 2006 increased to $750,000, as compared to $277,000 for the same period of the prior year. The increase in loss is primarily attributable to the increased payroll resulting from the hiring of a new operational management team and the allocation of executive management salaries and expenses directly to Water, replacing the management fee charged during the comparable period of the prior year.

Salaries and wages for the nine months ended March 31, 2006 were $580,000 representing an increase of $443,000 over the same period of the prior year. The increase is attributable to increased payroll from the hiring of additional operating personnel and the allocation of executive management and support salaries to Water.

Legal, accounting and other professional expenses were $41,000 for the nine months ended March 31, 2006 an increase of $37,000 over the comparable period of the prior year representing fees charged directly to Water as a separate reporting entity.

Selling, general and administrative expenses increased to $235,000 for the nine months ended March 31, 2006 representing an increase of $118,000 over the comparable period of the prior year. Increases included travel and entertainment- $28,000; payroll taxes- $11,000; utilities- $4,000; vehicle expenses- $16,000; and other office expenses and related costs in the aggregate amount of $59,000.

Liquidity and Capital Resources

Cash used by operations during the nine months ended March 31, 2006 amounted to $343,000. Net loss of $750,000 was reduced by depreciation of $1,000 and was increased by reductions in accounts receivable of $34,000, inventories in the amount of $5,000 and customer deposits of $11,000. Net loss was decreased by increases in accrued liabilities of $372,000, accounts payable of $64,000, and accrued interest payable, related parties of $20,000.

Cash used by investing activities for the nine months ended March 31, 2006 was $7,000, representing capital expenditures.

Cash provided by financing activities was approximately $350,000, primarily from net borrowings from related companies of $344,000.

At March 31, 2006 a Federal tax lien has been filed against Water in the amount of $118,000 representing unpaid payroll taxes. We are in negotiations to reach a settlement agreement with the appropriate tax agency. There are no assurances that these negotiations will result in successful agreements and Water's assets could be subject to enforcement action.

Water will incur additional costs in connection with operating as a stand-alone public company. Such costs, which cannot currently be quantified, will include legal, accounting and printing costs. There will be no stock exchange listing fees and other costs since Water anticipates that it will be traded either on the OTC Bulletin Board or the Pink Sheets.

Management believes that its anticipated borrowings, equity raise and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. Water presently has no material commitments for future capital expenditures.

                            PART II. OTHER INFORMATION

ITEM 2 (C).  SALES OF UNREGISTERED SECURITIES

     During the quarter ended March 31, 2006 there were no sales of unregistered securities.


ITEM 3.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Report the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this Report on Form 10-QSB there were no matters submitted to a vote of security holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibits.

         31.1  CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

         31.2  CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

         32.0  Certification Pursuant to 18 U.S.C. Section 1350

    B.   Reports on Form 8-K.

         None.


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Aquacell Water, Inc.
                                               -------------------------------
                                               Registrant

Date: May 12, 2006
                                                  /s/ Gary S. Wolff
                                               -------------------------------
                                               Name:  Gary S. Wolff
                                               Title: Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number     Description
-------    -----------

 31.1      CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

 31.2      CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

 32.0      Certification Pursuant to 18 U.S.C. Section 1350