Form 10KSB
period 2008-06-30
Aquacell Water, Inc.
filed 2008-10-14
CIK 1348104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal years ended June 30, 2006, June 30, 2007, June 30, 2008

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________

                         Commission File Number 1-16165


                              AQUACELL WATER, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                     86-0675195
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10410 Trademark Street, Rancho Cucamonga, CA                             91730
--------------------------------------------                          ----------
  (Address of principal executive offices)                            (Zip Code)


Issuer's telephone number:  (909) 987-0456

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  ___   No X

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $862,000

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes  ___   No X

     As of September 30, 2008, the aggregate market value of the issuer's Common Stock (based on its reported last sale price by the OTC Pink Sheets) held by non-affiliates of the issuer was $5,857,000.

     At September 30, 2008, 58,766,306 shares of issuer's Common Stock were outstanding.

                                  Table of Contents


                                                                           Page
Part I

Item 1      Description of Business	                                     3
Item 2      Description of Property	                                     7
Item 3      Legal Proceedings  	                                             7
Item 4      Submission of Matters to a Vote of Security Holders 	     7

Part II

Item 5      Market for Common Equity and Related Stockholder Matters  	     8
Item 6      Management's Discussion and Analysis or Plan of Operation  	     9
Item 7      Financial Statements  	                                    20
Item 8      Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure  	                                    20
Item 8A(T)  Controls & Procedures	                                    21
Item 8B     Other Information	                                            22

Part III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act              23
Item 10     Executive Compensation                                         26
Item 11     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                29
Item 12     Certain Relationships and Related Transactions                 31
Item 13     Exhibits and Reports on Form 8-K                               31
Item 14     Principal Accountant Fees and Services                         31

Signatures                                                                 32

Exhibit Index                                                              33

                                EXPLANATORY NOTE:

The accompanying Form 10-KSB reports the annual consolidated financial statements for the years ended June 30, 2006, 2007 and 2008, in addition to summary unaudited quarterly financial information for the quarterly periods of 2006, 2007 and 2008.

                                      PART I

ITEM 1.  BUSINESS

Background

     Aquacell Water, Inc. was previously a wholly owned subsidiary of AquaCell Technologies, Inc. (Technologies). In March 2002 Technologies had acquired all the issued and outstanding shares of Water Science Technologies, Inc. (AZ), an Arizona corporation pursuant to the terms of a stock purchase agreement dated October 23, 2001 and amended March 19, 2002. As a result, Water Science Technologies, Inc. (AZ) became a wholly owned subsidiary of Technologies. In July 2005 Technologies caused to be formed Water Science Technologies, Inc. (DE) and in August 2005 merged the Arizona corporation into that Delaware corporation with the Delaware corporation surviving. Simultaneously, the Delaware corporation changed its name to Aquacell Water, Inc., operating as a wholly owned subsidiary of Technologies.

     On March 9, 2006, Technologies separated Aquacell Water, Inc. ("the Company" or "Aquacell") from itself through a distribution to its shareholders. Holders of record of Technologies common shares as of the close of business on March 9, 2006, which was the record date, received one share of Aquacell common stock for every one share of Technologies common stock held, provided they had not sold the shares between the record date and distribution date of April 3, 2006. On May 23, 2006 Aquacell began trading on the OTC Bulletin Board as an independent public company.

     In April 2007, Aquacell formed a wholly-owned subsidiary, Aquacell Water Treatment, Inc. ("Treatment"), for the purpose of acquiring McPhee Environmental Supply, Inc. ("McPhee") a competitor of Aquacell Water for arsenic treatment systems, allowing the Company to expand its arsenic treatment services and
increase its presence in the marketplace.   In April 2007, Aquacell  acquired
McPhee and effectively merged McPhee into Treatment.

Overview

     Through its operating subsidiary, Treatment, the Company manufactures custom designed turnkey water purification and treatment systems for municipal, industrial and commercial applications. Depending upon the source of the water - ground water, surface water or wastewater - its content and the required quality of the treated water, Aquacell Water builds a custom system designed to meet the specifications of the end user. We engineer and design the systems we produce to ensure that we meet the needs of our customers, and provide installation, maintenance and training.

     We integrate various technologies - including dealkalization, deionization, desalination, carbon filtration, multimedia filtration, ozonation, reverse osmosis, ultrafiltration, ultraviolet light disinfection and water softening - combined with pumps, valves and control panels to provide the ideal system for the customer's needs.

     We have built and installed systems around the world for a myriad of applications including municipal drinking water systems, water bottling plants, manufacturing facilities for process and waste water, restaurants and food processing, car washes and many more.

     Given the custom nature of our business, we do not have a standard product line nor do we carry a finished goods inventory and will have a limited inventory of raw materials at any one time.

Water Purification Industry Background

     The highly fragmented water purification industry has thousands of companies involved in various capacities, including companies which design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications, down to the independent water delivery route person.

     Water supply businesses generate approximately $400 billion in revenue worldwide annually. Demand for water has continued to grow nationally and internationally due to economic expansion, scarcity of usable water, concern about water quality and regulatory requirements.

Municipal Water Treatment

     In the United States, new federal standards for drinking water are requiring community water systems to be significantly upgraded. Each year, more than 50 million people in the United States are exposed to contaminated municipal water necessitating "boil water alerts" to be issued.

     The Safe Drinking Water Act requires municipalities to comply with federally mandated maximum contaminant levels (MCL) of a number of impurities. As awareness of health issues brought about by contaminants in drinking water increase, the Environmental Protection Agency ("EPA") is often forced to lower the allowable levels of certain contaminants, requiring municipalities to upgrade their systems.

     Pursuant to an EPA Rule that became final on January 22, 2001, all community water systems (CWSs[SS1]*) and non-transient, non-community water systems (NTNCWSs**) must comply with the arsenic requirement. EPA estimates that 3,024 CWSs and 1,080 NTNCWSs will have to install treatment to comply with the revised MCL.

     On January 23, 2006, the new arsenic MCL of 10 parts-per-billion became effective. All systems must begin monitoring or when allowed by the State, submit data that meets grandfathering requirements. On December 31, 2006, surface water systems must have completed initial monitoring or have a State approved waiver. On December 31, 2007, ground water systems must have completed initial monitoring or have a State approved waiver.

     Since the promulgation of this Rule, Aquacell Water's main area of marketing concentration has been on turnkey arsenic removal solutions for public drinking water providers. The Company's geographical area of concentration for sales of arsenic treatment systems is in the southwest United States, where arsenic in drinking water is more prevalent due primarily to geological composition and the region's heavy reliance upon groundwater sources for drinking water. Although the regulation became effective in 2006, as of 2008 many water providers have still not complied with the regulations.

     The cycle for arsenic treatment sales can be long due funding issues and to varying state regulations for approval and permitting, which in some jurisdictions includes requirements for lengthy pilot studies for each well to be treated. Aquacell is involved in various stages of such studies with a number of drinking water providers in several states.

     Upon analysis of water chemistry, well characteristics and in some cases results of pilot test studies, the Company designs an arsenic treatment system to allow public drinking water providers to be compliant with the EPA Rule. Depending upon the water quality, various pre-treatment techniques and technologies may be employed to enhance performance of the arsenic removal system. Each system is custom designed to ensure the customer is provided with a treatment system that will best meet its needs, including from a perspective of capital expenditure as well as on-going maintenance and operating costs.

---------
* CWSs serve year-round residents; these include municipal systems, mobile home parks, apartment buildings and condominiums with their own source of supply and serving 15 or more residents.

** NTNCWSs are entities having their own water supply, serving an average of at least 25 persons who do not live at the location but who use the water for more than six months per year; these include schools, churches, factories and office buildings.

     Aquacell utilizes titanium-based adsorbent media for removing arsenic from drinking water with zero wastewater discharge requiring no periodic backwashing or onsite chemicals. The Company initially designed its systems to use arsenic removal media from the Dow Chemical Company, and later became the exclusive distributor of media provided by Graver Technologies. Recently, Aquacell determined it was in the Company's best interest to not be exclusive to any single media, due to performance variations that can occur with varying water chemistry.

     The adsorbent media used for arsenic removal, as well as other consumable products in the systems Aquacell designs must be replaced periodically, generally on an annual basis. The replacement media provides an on-going revenue source for systems installed by the Company, as well as potentially for systems installed by competitors.

     Recently, the Company has applied a similar process for the removal of other heavy metals from industrial wastewater streams.

Industrial and Commercial Water Treatment

     Nearly every product manufactured requires some level of water treatment for process or wastewater. While some industries only require lower level treatment, such as for cooling towers or boiler feed water, others require ultra-pure water for specific sensitive processes or products, as in the micro-chip and pharmaceutical industries. Additionally, commercial entities across a broad spectrum require water treatment for their operations.

     Aquacell Water has custom designed water treatment systems for numerous industrial and commercial applications. Following thorough evaluation of the influent water quality and the requirement of the effluent stream, Aquacell fabricates the most effective treatment system utilizing various treatment technologies to address the specific situation. Aquacell has built and installed systems globally for large and small companies, ranging from textile manufacturing, aerospace manufacturers, food processing, beverage manufacturer/ bottlers, car washes, resorts, restaurants and aqua farming.

Customers

     Our customers include a broad range of industries including municipalities, manufacturers, and various commercial clients. We have built systems for Fortune 500 companies and international corporate customers as well as the Canadian and US Federal governments and local governments. Our standard terms include a fifty percent (50%) non-refundable deposit with an order and the remaining fifty percent (50%) prior to shipment. There are certain circumstances where additional installation services are performed, in which case we ask for a fifty percent (50%) non-refundable deposit, forty percent (40%) prior to shipping and ten percent (10%) upon installation and start up.

     Our customers for arsenic treatment systems represent the majority of revenue for the years ended 2006, 2007 and 2008, with our largest customers being the Bureau of Indian Affairs, New Mexico Utilities and Cold Water Canyon Water.

Production, Raw Materials and Supplies

     Our products are fabricated either on-site, or in our facility located in Rancho Cucamonga, California. Until August 2008 we had built systems in our facility located in Tempe, Arizona.

     Multiple vendors have been identified as sources for parts and supplies for our products and we do not anticipate any shortages of such materials. Aquacell Water has identified back up vendors in the event primary vendors are unable to supply us necessary parts and supplies.

     Our facility utilizes manufacturing processes that follow the guidelines and standards of the American Waterworks Association, the Water Quality Association and/or National Sanitary Foundation. Upon completion of manufacture, each system undergoes quality assurance testing prior to shipping and installation. The raw materials and components used in these systems are commonly available commodities such as tanks, piping, valves, gauges, fittings, electrical components, filters, carbon and other filtration medias or resins. Our products are fabricated from these materials and assembled together to form an integrated product. We do not depend on any single supplier. If any supplier were to become unable to perform, we believe we could readily find a substitute source. We are not a party to any material long-term fixed price supply contracts.

Government Regulation

     Federal, state, local and foreign environmental laws and regulations require substantial expenditures and compliance with water quality standards and impose liabilities for noncompliance. We believe that environmental laws and regulations and their enforcement are, and will continue to be, a significant factor affecting the marketability of our products. The treatment of drinking water in the United States is governed by the Safe Drinking Water Act. The 1996 amendments to the Act emphasize risk-based standards for contaminants in drinking water, afford small water supply systems operational flexibility and provide assistance to water system infrastructures through a multi- billion-dollar Drinking Water State Revolving Fund. The Fund program assists public water systems with the financing of the costs of drinking infrastructure that is necessary to achieve or maintain compliance with the Safe Drinking Water Act requirements and to protect public health. The Fund, patterned after the State Revolving Fund contained in the Clean Water Act, provides funding to the states to establish a renewable source of financing for drinking water infrastructure projects. The Fund program is designed to ensure that the drinking water supplies in the United States remain safe and affordable, and that systems that receive funding will be properly operated and maintained. Regulations under the Safe Water Drinking Act also established maximum containment levels for a wide variety of chemicals that may be present in drinking water treatment to meet applicable standards.

     Any changes in applicable regulations or their enforcement may affect our operations by imposing additional regulatory compliance costs on our customers, requiring modification of our products or affecting the market for our products. To the extent that demand for our products are created by the need to comply with such enhanced standards or their enforcement, any modification of the standards or their enforcement may reduce demand, thereby adversely affecting our business, financial condition or results of operations. The relaxation or repeal of any such laws or regulations or the strict enforcement thereof could also adversely affect our business and prospects. Conversely, changes in applicable environmental requirements imposing additional regulatory compliance requirements or causing stricter enforcement of these laws or regulations could increase the demand for our products.

Competition

     The water purification industry is fragmented and highly competitive due to the large number of businesses within certain product areas. We compete with many companies that have greater market penetration, depth of product line, resources and access to capital, all of which could be competitive advantages. Competitors of our Company include water filtration systems manufacturers such as Basin Water, Layne Christensen Company, and Severn Trent, PLC.

     While we believe that we can deliver our products on an economically competitive basis, there can be no assurance in that regard. In addition, many competitors have greater financial resources than us to finance their expansion and internal growth opportunities. Consequently, we may encounter significant competition in our efforts to achieve our strategic goals. There can be no assurance that our competitors will not develop products that are superior to ours or achieve greater market acceptance than our products. Competition could have a material adverse effect on our ability to consummate arrangements with customers or enter into strategic business alliances. Moreover, in response to changes in the competitive environment, we may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

     Aquacell Water does not presently own any patents.

Employees

     As of June 30, 2008 we had 10 employees. None of our employees are covered under collective bargaining agreements although we do have employment agreements with certain executives. Management believes we maintain a good relationship with our employees.


ITEM 2.  PROPERTIES

     We maintain a facility in space leased by an affiliated company in Rancho Cucamonga, California at no cost to the Company. We had also previously maintained an 8,300 square foot manufacturing facility in Tempe, Arizona under a five (5) year lease that commenced on November 1, 2001 and expired on August 31, 2008. That lease had an average annual base rent of $90,000. We believe that, if necessary, alternative space is readily available at comparable rates and on comparable terms with respect to all of our leased properties. We also believe that we can obtain additional space necessary to support increases in our future operation. We believe that the properties described above are currently protected by adequate insurance.


ITEM 3.  LEGAL PROCEEDINGS

     Aquacell Water is not aware of any threatened or pending material legal proceedings to which the Company is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced quotation on the OTC Bulletin Board on May 23, 2006 following its separation from its previous parent company. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by the Pink Sheets.


Period                                               High ($)       Low ($)
------                                             -----------    -----------
Fiscal 2009
First Quarter......................................  $   0.12       $    0.05


Fiscal 2008
Fourth Quarter.....................................  $   0.10       $    0.08
Third Quarter......................................      0.25            0.12
Second Quarter.....................................      0.25            0.15
First Quarter......................................      0.26            0.16


Fiscal 2007
Fourth Quarter.....................................  $   0.39       $    0.23
Third Quarter......................................      0.31            0.14
Second Quarter.....................................      0.21            0.08
First Quarter......................................      0.24            0.10


Fiscal 2006
Fourth Quarter.....................................  $   0.25       $    0.11
Third Quarter......................................Not trading    Not trading
Second Quarter.....................................Not trading    Not trading
First Quarter......................................Not trading    Not trading

     On September 30, 2008 the last sale price of the Common Stock as reported by Pink Sheets was $0.12. On September 30, 2008, there were approximately 130 holders of record of the Company's Common Stock and the Company believes, over 1,500 beneficial owners of the Company's Common Stock.

     Depending upon the Company's capital resources and needs, the Company has no present plans to pay cash dividends in the future. The payment of dividends on common stock, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition, and other relevant factors, although this may change based upon the foregoing factors.

Recent Sales of Unregistered Securities

     During the years ended June 30, 2006, 2007 and 2008 the Company made the following sales of unregistered securities:



                                                                                    Exemption
                                     Consideration Received and Description of      From          If Option, Warrant or
Date       Title of      Number      Underwriting or Other Discounts to             Registration  Convertible Security,
of Sale    Security      Sold        Market Price Afforded to Purchasers            Claimed       Terms of Exercise or Conversion
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------

07/02/06-  Common Stock   3,269,750  Issued in connection with                          4(2);
10/30/06                             private offering at $0.10 per share                4(6)
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
07/02/06-  Warrants to    4,904,625  Issued in connection with                          4(2);     All exercisable at $5.00 per share
10/30/06   Purchase                  private offering: no cash until exercise.          4(6)
           Common Stock
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
01/26/07   Common Stock   1,500,000  Issued in connection with                          4(2);
                                     private placement at $0.05 per share.              4(6)
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
02/06/07-  Common Stock  10,666,666  Issued in connection with                          4(2);
05/09-07                             private offering at $0.15 per share                4(6)
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
04/10/07   Common Stock   1,500,000  Issued in connection with an                       4(2);
                                     acquisition at $0.15 per share                     4(6)
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
12/31/07   Common stock   7,333,332  Issued in connection with                          4(2);
                                     private offering at $0.15 per share                4(6)
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this Form 10-KSB and in future filings by the company with the Commission, statements identified by the words "believe", "positioned", "estimate", "project", "target", "continue", "will", "intend", "expect", "future", "anticipates", and similar expressions express management's present belief, expectations or intentions regarding the company's future performance within the meaning of the Private Securities Litigation Reform Act of 1995.
The safe harbor in the Private Securities Litigation Act of 1995 does not apply to statements made in this document. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The company has no obligations to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

     The following discussions and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     Aquacell Water, Inc. builds water treatment systems for the municipal, industrial and commercial sectors of the water treatment and purification industry. We design, manufacture, install and service our custom designed turnkey systems that treat from hundreds to millions of gallons of water per day for a variety of applications, including treatment of process water for public drinking water, manufacturing, purification of water for bottling plants and food service, and removal of contaminants from municipal drinking water systems. Our customers range from drinking water providers and manufacturers, to defense contractors and the military.

     We provide a process for removing arsenic from drinking water with zero wastewater discharge requiring no onsite chemicals. This process reduces both the capital and operating costs for municipalities. As of January 2006, municipalities are required to be in compliance with a mandate lowering the allowable level of arsenic in drinking water from 50 parts-per-billion to ten. We anticipate a significant portion of our business in 2009 will be in arsenic removal systems.

     The adsorbent media used for arsenic removal, as well as other consumable products in our systems, must be replaced generally on an annual basis. The replacement media provides an on-going revenue source for systems installed by the Company, as well as potentially for systems installed by competitors.

     The Registrant, a small business issuer with limited resources, has been behind in filing its periodic reports since March 2006. In an effort to become current the company has focused its attention and resources on completing its past due financial audits by filing a comprehensive Form 10-KSB covering the fiscal years ended 2006, 2007 and 2008.

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

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net assets of a business acquired. The Company has adopted Statements of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". Fair value of the reporting unit is determined by comparing the fair value of the unit with its carrying value, including goodwill. Impairment tests are performed using discounted cash flow analysis and estimates of sales proceeds. The annual evaluation of goodwill is performed at June 30th, the end of the Company's fiscal year.

     Based on impairment testing performed, the Company determined that the recorded amount of goodwill of $776,000 related to the McPhee acquisition was fully impaired at June 30, 2007. Accordingly, the Company recorded an impairment charge of $776,000 during the year ended June 30, 2007.

Income Taxes

     The Company accounts for income taxes using the asset and liability method described on SFAS No. 109, "Accounting For Income Taxes", the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of Water's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than no that some portion or all of the deferred tax assets will not be realized.

New Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of SFAS 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 was adopted by the Company in fiscal 2008 and did not have any impact on its consolidated results of operations and financial position.

     In September 2006, the FASB issued SFAS 157, "Fair Market Measurements." SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure on fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be applied on a prospective basis. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations, financial position or cash flows.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option
(1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated results of operations and financial position.

     In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statements.

     In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends
ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the potential impacts of SFAS 160 on its consolidated results of operations and financial position.

     In March 2008, the FASB issued ASAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim period beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated results of operations, financial position or cash flows.

Results of Operations

     For the year ended June 30, 2008 revenues were $862,000 representing an increase of $168,000, or 24%, over the preceding year. The increase was due primarily to the increase of orders received for the completion of arsenic removal treatment systems as well the inclusion of the operations of Aquacell's acquisition of McPhee Environmental for the full fiscal year. Gross profit margin of 37% compared with 10% for the same period in the preceding year reflected Aquacell's emphasis and concentration on higher margin bid opportunities.

     Operating expenses for the year ended June 30, 2008 totaled $2,055,000 representing an increase of $536,000, or 35%, over the preceding year. The increase was due almost entirely to the inclusion of the operations of McPhee Environmental for the full fiscal 2008 year, as reflected in the increase in salaries and wages for the additional eight McPhee Environmental full-time employees added through the acquisition.

     Net loss for the year ended June 30, 2008 was $1,779,000, a decrease of $513,000 from the net loss incurred for the year ended June 30, 2007 of $2,292,000. The decrease was due primarily to the impairment loss on goodwill in connection with the acquisition of McPhee Environmental in the prior fiscal year of $776,000.

     For the year ended June 30, 2007 revenues were $694,000, approximately the same as the $626,000 in revenue for the preceding fiscal year.

     Operating expenses totaled $1,519,000 representing an increase of $389,000, or 34%, over the preceding year. Salaries and wages were $929,000 the year ended June 30, 2007 and represented a $175,000 increase from the preceding year. This increase was attributable to the addition of executive management personnel during fiscal 2007 as well as the addition of additional employees following the acquisition of McPhee Environmental in April 2007. Selling, general and administrative expenses increased $198,000 from the preceding year resulting primarily from accounting fees and other administrative expenses.

     Net loss for the year ended June 30, 2007 was $2,292,000 representing an increase of $1,192,000 over the preceding year. This increase was due in large part to an impairment loss on goodwill of $776,000 in connection with Aquacell's acquisition of McPhee Environmental.

     For the year ended June 30, 2006 revenues were $626,000, approximately the same as the $619,000 in revenue for the preceding year. Gross profit margin totaled 21% for the year ended June 30, 2006, consistent with the 23% gross profit margin for the preceding year. Total operating expenses were $1,130,000, an increase of $571,000 from the $559,000 in total operating expenses in the preceding year. This increase was due to several factors including administrative expenses incurred in connection with the separation of Aquacell from its former parent company, AquaCell Technologies on March 9, 2006.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The following tables contain the 2008 and 2007 unaudited consolidated balance sheets as of September 30, December 31 and March 31 and the consolidated statements of operations for the three month periods ended September 30, December 31, March 31 and June 30 of 2008, 2007 and 2006. Management believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

     Unaudited quarterly results are as follows:

                      AQUACELL WATER, INC. AND SUBSIDIARY
          Unaudited Quarterly Consolidated Balance Sheets-Fiscal 2008

                                                        September 30,   December 31,     March 31,
                                                             2007           2007           2008
(in thousands)                                           (Unaudited)    (Unaudited)    (Unaudited)
-----------------------------------------------------   -------------  -------------  -------------

Assets

Current assets:
    Cash                                                $         32   $        648   $        101
    Accounts receivable, net of allowance                        363            118             84
    Inventories                                                    -              -              -
    Subscriptions receivable                                       -            500              -
    Receivables from related parties, net                          -              -             44
                                                        -------------  -------------  -------------
          Total current assets                                   395          1,266            229

Other assets                                                       -              -              -
                                                        -------------  -------------  -------------
                                                        $        395   $      1,266   $        229
                                                        =============  =============  =============
Liabilities and Stockholders' Deficit

Current liabilities:
   Bank overdraft                                       $          -   $          -   $          -
   Advances under line of credit agreements                      117            104             78
   Accounts payable and accrued liabilities                      875          1,018            902
   Accrued officer compensation                                  134            134            134
   Advances from related parties, net                            356            532             62
   Shareholder notes payable                                      55             55             35
   Accrued interest payable                                       14             16              8
   Customer deposits                                              28             94            150
                                                        -------------  -------------  -------------
          Total current liabilities                            1,579          1,953          1,369

Commitments and contingencies
Stockholders' equity (deficiency):
Preferred stock, par value $.001; 20,000,000 shares
      authorized; no shares  issued and outstanding                -              -              -
Common stock, par value $.001; 100,000,000 shares and
      authorized; 58,766,306 , 50,929,641 and 29,009,408
      shares issued and outstanding at June 30, 2008,
      2007, and 2006, respectively                                51             59             59
Additional paid-in capital                                     4,571          5,614          5,624
Accumulated deficit                                           (5,806)        (6,360)        (6,823)
                                                        -------------  -------------  -------------
          Total stockholders' equity (deficit)                (1,184)          (687)        (1,140)
                                                        -------------  -------------  -------------
                                                        $        395   $      1,266   $        229
                                                        =============  =============  =============

                                        14

                      AQUACELL WATER, INC. AND SUBSIDIARY
          Unaudited Quarterly Consolidated Balance Sheets-Fiscal 2007

                                                        September 30,   December 31,     March 31,
                                                             2006           2006           2007
(in thousands)                                           (Unaudited)    (Unaudited)    (Unaudited)
-----------------------------------------------------   -------------  -------------  -------------

Assets

Current assets:
    Cash                                                $          -   $          -   $        274
    Accounts receivable, net of allowance                          3              4             65
    Inventories                                                    3              2              2
    Subscriptions receivable                                       -              -              -
    Receivables from related parties, net                          -              -            211
                                                        -------------  -------------  -------------
          Total current assets                                     6              6            552

Other assets                                                       -              -              -
                                                        -------------  -------------  -------------
                                                        $          6   $          6   $        552
                                                        =============  =============  =============

Liabilities and Stockholders' Deficit

Current liabilities:
   Bank overdraft                                       $          -   $          -   $          -
   Advances under line of credit agreements                        -              -              -
   Accounts payable and accrued liabilities                      880            931            671
   Accrued officer compensation                                  305            379            134
   Advances from related parties, net                            114            109              -
   Shareholder notes payable                                     280            280             55
   Accrued interest payable                                        8             17             10
   Customer deposits                                              22              8            195
                                                        -------------  -------------  -------------
          Total current liabilities                            1,609          1,724          1,065


Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, par value $.001; 20,000,000 shares
      authorized; no shares  issued and outstanding                -              -              -
Common stock, par value $.001; 100,000,000 shares and
      authorized; 58,766,306 , 50,929,641 and 29,009,408
      shares issued and outstanding at June 30, 2008,
      2007, and 2006, respectively                                31             33             44
Additional paid-in capital                                     1,864          1,998          3,596
Accumulated deficit                                           (3,498)        (3,749)        (4,153)
                                                        -------------  -------------  -------------
          Total stockholders' equity (deficit)                (1,603)        (1,718)          (513)
                                                        -------------  -------------  -------------
                                                        $          6   $          6   $        552
                                                        =============  =============  =============


                      AQUACELL WATER, INC. AND SUBSIDIARY
     Unaudited Quarterly Consolidated Statements of Operations-Fiscal 2008

                                                                      Quarterly Period Ended
                                                     -------------------------------------------------------
                                                     September 30,  December 31,    March 31,     June 30,
                                                         2007           2007          2008          2008
                                                     -------------  ------------  ------------  ------------
(in thousands, except per share amounts)              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
---------------------------------------------------  -------------  ------------  ------------  ------------

Sales                                                $        472   $        56   $        99   $       235

Cost of sales                                                 268            62            88           126
                                                     -------------  ------------  ------------  ------------
Gross profit                                                  204            (6)           11           109

Operating expenses
  Salaries and wages                                          279           311           317           391
  Legal, accounting and other professional expenses            80            21            21            23
  Selling, general and administrative expenses                241           209           137            25
                                                     -------------  ------------  ------------  ------------
    Total operating expenses                                  600           541           475           439
                                                     -------------  ------------  ------------  ------------
Operating income (loss)                                      (396)         (547)         (464)         (330)

Other income (expense):
  Goodwill impairment charge                                    -             -             -             -
  Other income                                                  -             -             -             2
  Interest income - related Parties                             -             -             -             -
  Gain (loss) on disposition of assets                          -             -             -             -
  Interest expense, net                                        (7)           (7)            1           (31)
                                                     -------------  ------------  ------------  ------------
    Total other income (expense)                               (7)           (7)            1           (29)

Income (loss) before provision for income taxes              (403)         (554)         (463)         (359)

Provision for (benefit from) income taxes                       -             -             -             -
                                                     -------------  ------------  ------------  ------------
Net loss for the period                              $       (403)  $      (554)  $       (463) $      (359)
                                                     =============  ============  ============  ============
Net loss per common share                            $      (0.01)  $     (0.01)  $     (0.01)  $         -
                                                     =============  ============  ============  ============
Weighted average common shares outstanding
   - basic and diluted                                 42,520,537    47,243,748    52,403,989    54,815,360
                                                     =============  ============  ============  ============

                      AQUACELL WATER, INC. AND SUBSIDIARY
     Unaudited Quarterly Consolidated Statements of Operations-Fiscal 2007

                                                                      Quarterly Period Ended
                                                     -------------------------------------------------------
                                                     September 30,  December 31,    March 31,     June 30,
                                                         2006           2006          2007          2007
                                                     -------------  ------------  ------------  ------------
(in thousands, except per share amounts)              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
---------------------------------------------------  -------------  ------------  ------------  ------------

Sales                                                $         29   $        19   $         -   $       646

Cost of sales                                                  71             4            17           532
                                                     -------------  ------------  ------------  ------------
Gross profit                                                  (42)           15           (17)          114

Operating expenses
  Salaries and wages                                          160           117           264           388
  Legal, accounting and other professional expenses            38            34            (3)            8
  Selling, general and administrative expenses                134           101           115           163
                                                     -------------  ------------  ------------  ------------
    Total operating expenses                                  332           252           376           559
                                                     -------------  ------------  ------------  ------------
Operating income (loss)                                      (374)         (237)         (393)         (445)

Other income (expense):

  Goodwill impairment charge                                    -             -             -          (776)
  Other income                                                  -             -             -             -
  Interest income - related Parties                             -             -             -             -
  Gain (loss) on disposition of assets                          -             -             -             -
  Interest expense, net                                       (13)          (14)          (11)          (29)
                                                     -------------  ------------  ------------  ------------
    Total other income (expense)                              (13)          (14)          (11)         (805)

Income (loss) before provision for income taxes              (387)         (251)         (404)       (1,250)

Provision for (benefit from) income taxes                       -             -             -             -
                                                     -------------  ------------  ------------  ------------
Net loss for the period                              $       (387)  $      (251)  $      (404)  $    (1,250)
                                                     =============  ============  ============  ============
Net loss per common share                            $      (0.01)  $     (0.01)  $     (0.01)  $     (0.03)
                                                     =============  ============  ============  ============
Weighted average common shares outstanding
   - basic and diluted                                 29,365,682    30,171,503    32,170,270    37,351,711
                                                     =============  ============  ============  ============

                      AQUACELL WATER, INC. AND SUBSIDIARY
     Unaudited Quarterly Consolidated Statements of Operations-Fiscal 2006


                                                                      Quarterly Period Ended
                                                     -------------------------------------------------------
                                                     September 30,  December 31,    March 31,     June 30,
                                                         2005           2005          2006          2006
                                                     -------------  ------------  ------------  ------------
(in thousands, except per share amounts)              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
---------------------------------------------------  -------------  ------------  ------------  ------------

Sales                                                $        101   $       184   $       271   $        71

Cost of sales                                                 105            84           179           130
                                                     -------------  ------------  ------------  ------------
Gross profit                                                   (4)          100            92           (59)

Operating expenses
  Salaries and wages                                          202           217           193           141
  Legal, accounting and other professional expenses             -            16            37             8
  Selling, general and administrative expenses                 75            73           114            53
                                                     -------------  ------------  ------------  ------------
    Total operating expenses                                  277           306           344           202
                                                     -------------  ------------  ------------  ------------
Operating income (loss)                                      (281)         (206)         (252)         (261)

Other income (expense):
  Goodwill impairment charge                                    -             -             -             -
  Other income                                                  -             -             -             -
  Interest income - related Parties                             -             -             -             1
  Gain (loss) on disposition of assets                          -             -             -            (2)
  Interest expense, net                                       (10)          (14)          (17)          (55)
                                                     -------------  ------------  ------------  ------------
    Total other income (expense)                              (10)          (14)          (17)          (56)

Income (loss) before provision for income taxes              (291)         (220)         (269)         (317)

Provision for (benefit from) income taxes                       -             -             -             -
                                                     -------------  ------------  ------------  ------------
Net loss for the period                              $       (291)  $      (220)  $      (269)  $      (317)
                                                     =============  ============  ============  ============
Net loss per common share                            $      (0.15)  $     (0.11)  $     (0.03)  $     (0.04)
                                                     =============  ============  ============  ============
Weighted average common shares outstanding
   - basic and diluted                                  1,990,998     1,990,998     7,922,361     8,063,731
                                                     =============  ============  ============  ============

Liquidity and Capital Resources

Year Ended June 30, 2008

     Aquacell has developed a plan to address liquidity, in connection with its ability to continue as a going concern in several ways. It intends to raise capital through the sale or exercise of equity securities as needed for working capital. Aquacell presently has no agreement or understanding with any party to market, sell or purchase its equity securities. Any future equity offering undertaken will be predicated upon the price of the stock and cash flows generated from operations. Aquacell has continued to pursue the increase of its revenues through its customer base and arsenic removal system strategy. It is our policy to require a 50% deposit on all custom system sales providing a significant cash flow as our revenues increase. Although the majority of our revenues are derived from custom jobs it is not possible to quantify such amounts at this time.

     Cash used by operations during the year ended June 30, 2008 amounted to $1,290,000. Net loss of $1,779,000 was reduced by non-cash compensation expense of $22,000, expenses settled with common stock issuances of $41,000, the accrual of unpaid officer compensation of $168,000 and customer deposits of $120,000.

     Cash provided by financial activities was approximately $916,000, primarily from the sale of equity common stock.

     At June 30, 2008 Aquacell has entered into an installment agreement with the Internal Revenue Service for the payment of unpaid payroll taxes which represents a monthly payment of $15,000 for approximately 10 months.

     Management believes that its anticipated borrowings, equity raise and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. Water presently has no material commitments for future capital expenditures and internally generated cash flows expected from future operations.

Year Ended June 30, 2007

     Cash used by operations during the year ended June 30, 2007 amounted to $1,545,000. Net loss of $2,292,000 was reduced by a goodwill impairment charge of $776,000.

     Cash provided by financing activities was approximately $1,959,000, primarily from the sale of equity common stock.

     Management believes that its anticipated borrowings, equity raise and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. Water presently has no material commitments for future capital expenditures and internally generated cash flows expected from future operations.

Year Ended June 30, 2006

     Cash used by operations during the year ended June 30, 2006 amounted to $315,000. Net loss of $1,100,000 was reduced by a loss on disposal of assets of $2,000, an increase in accounts payable and accrued expenses of $487,000, and accrued and unpaid officer compensation of $213,000.

     Cash provided by financing activities was approximately $315,000, primarily from the issuance of convertible debt.

     Management believes that its anticipated borrowings, equity raise and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. Water presently has no material commitments for future capital expenditures and internally generated cash flows expected from future operations.

ITEM 7.  FINANCIAL STATEMENTS

     See Financial Statements beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 2, 2007 the Company received notification that the Company's former accountant Wolinetz, Lafazan & Company, P.C. resigned as of April 30, 2007. The audit report of the former accountant on the financial statements of the Registrant for the last fiscal year reported, June 30, 2005, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the former accountant's report on the registrant's financial statements expressed substantial doubt with respect to the Registrant's ability to continue as a going concern for the fiscal year ended June 30, 2005. The decision to resign was solely that of the former accountant into which the Board of Directors had no input.

     There were no disagreements, whether or not resolved, with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s).

      On May 8, 2007, KMJ Corbin & Company LLP ("KMJ") was engaged as the independent registered public accounting firm to audit the registrant's financial statements. During the Registrant's two most recent fiscal years and through May 8, 2007, neither the Registrant nor anyone on its behalf has consulted with KMJ regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided by KMJ that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

     On February 25, 2008, the audit committee of the Company's Board of Directors dismissed its former independent registered public accounting firm KMJ Corbin & Company LLP ("KMJ"). KMJ was retained by the Company in May 2007 and never issued any report on the Company's financial statements. There were no disagreements, whether or not resolved, with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to KMJ's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s).

     As of February 25, 2008, PS Stephenson & Co. PC has been engaged as the principal accountant to audit the Company's financial statements. During the Registrant's two most recent fiscal years and through February 25, 2008, neither the Registrant nor anyone on its behalf has consulted with PS Stephenson & Co., PC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided by PS Stephenson & Co., PC that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the periods covered by this Annual Report (June 30, 2008, June 30, 2007 and June 30,
2006), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

     Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective. The failure to file annual reports for 2006 and 2007 and the failure to timely file this annual report for 2008 leads to the conclusion that the disclosure controls and procedures were not effective. As of the date of this report, the Company has added the further step of fully discussing with its outside advisors whether they are aware of any new SEC rules and regulations affecting our disclosure requirements and whether each report being filed is compliant with current rules and regulations. Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management's Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

     This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

     During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL P ERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                                           Director
Name                       Age  Position                   Since      Term Expires
-------------------------  ---  -------------------------  ---------  -------------

James C. Witham             67  Chairman of the Board and  July 2005  December 2010
                                Chief Executive Officer


Kevin Spence                52  President and              July 2005  N/A
                                Chief Financial Officer


Karen B. Laustsen           48  Chief Operating Officer,   July 2005  December 2009
                                Secretary and Director


Dr. William DiTuro (1)      53  Director                   July 2005  December 2009


Glenn A. Bergenfield (1)    55  Director                   July 2005  December 2010


James Barton (1)            57  Director                   July 2005  December 2008


(1) Member of Audit Committee and Compensation Committee

     James C. Witham founded Aquacell Water as a wholly owned subsidiary of its former parent, AquaCell Technologies, and has served as its Chairman and Chief Executive Officer since July 2005. Mr. Witham has been Chairman of the Board and Chief Executive Officer of GreenCore Technology, Inc. (formerly AquaCell Technologies, Inc.) since 1998. From April, 1987 through May, 1996, Mr. Witham founded and served as Chairman, Chief Executive Officer and President of U.S. Alcohol Testing. Mr. Witham also served as Chairman and Chief Executive Officer of U.S. Alcohol's two publicly held subsidiaries, U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc. Mr. Witham is the husband of Karen B. Laustsen, Chief Operating Officer of Aquacell Water.

     Kevin L. Spence was appointed President and Chief Financial Officer of Aquacell Water effective January 2007. Mr. Spence has been President and Chief Financial Officer of GreenCore Technology, Inc. (formerly AquaCell Technologies, Inc.) since 2007. From January, 2004 through January 2007 he served as President of Citation Publishing, Inc. a privately held company. From June, 2001 through June, 2003 Mr. Spence served as Chief Financial Officer of Swiftcomm, Inc. a privately held company. From 1992 to 2000 Mr. Spence was Executive Vice President and Chief Financial Officer of US Filter Corporation, a Fortune 500 global provider of water and wastewater treatment systems and services. Prior to his employment at US Filter, Mr. Spence was an audit partner at KPMG Peat Marwick.

     Karen B. Laustsen served Aquacell Water's President, Chief Operating Officer, Secretary, and as a Director since from July 2005 through January 2007, and currently serves as its Chief Operating Officer, Secretary, and as a Director. Ms. Laustsen served as President, Chief Operating Officer, Secretary and as a Director of GreenCore Technology, Inc. (formerly AquaCell Technologies, Inc.) since 1998, and currently serves as Chief Operating Officer, Secretary, and as a Director. From April, 1987 through May, 1996, Ms. Laustsen served as Executive Vice President and a Director of U.S. Alcohol Testing of America, Inc. Ms. Laustsen also served on the Board of Directors of U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc. Ms. Laustsen is the wife of James C. Witham, Chairman of AquaCell.

     William DiTuro has been a Director of Aquacell Water since July 2005. Dr. DiTuro was been self-employed as a sole practitioner of general pediatrics from 1986 through 2005 and has served as a clinical instructor of pediatrics at the Robert Wood Johnson Medical School. Dr. DiTuro currently serves as a Director of GreenCore Technology, Inc. Dr. DiTuro previously served as a Director of U.S. Alcohol, U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc.

     Glenn A. Bergenfield has been a Director of Aquacell Water since July 2005. Since 1983, Mr. Bergenfield has been self-employed as a sole practitioner of law in the State of New Jersey. Mr. Bergenfield currently serves as a Director of GreenCore Technology, Inc. Mr. Bergenfield previously served as a Director of U.S. Alcohol, and as a Director of U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc.

     James Barton was appointed as a Director in July 2005. He is presently a Manager of Michigan Ornamental Metals, a privately held company. Mr. Barton currently serves as a Director of GreenCore Technology, Inc.

Independence of Directors

     The Board of Directors consults with counsel to ensure that the Board's determinations are consistent with those rules and relevant securities and other laws regarding director independence. Consistent with these considerations, the Board of Directors has affirmatively determined that Glenn Bergenfield, William DiTuro and James Barton will be independent directors for the ensuing year. The remaining directors are not independent because they are employed by the company. The independent directors constitute the audit, nominating and compensation committees.

Compensation Committee Interlocks and Insider Participation

     The Company's independent directors act as the compensation committee of the Company.

Audit Committee and Audit Committee Financial Expert

     The Company's audit committee was established in July 2005 and is currently comprised of Glenn Bergenfield, William DiTuro and James Barton.

     Our Board has determined that it does not have a member of its Audit Committee that qualifies as an "audit committee financial expert" as defined in
Item 401(e) of Regulation S-B, and is "independent" as the term is used in
Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our current circumstances.

Code of Ethics

     The Board adopted a Code of Ethics in 2006 that applies to, among other persons, Board members, officers including our Chief Executive Officer and Chief Financial Officer, contractors, consultants and advisors. Our Code of Ethics sets forth written standards designed to deter wrongdoing and to promote:

     1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us;

     3)   compliance with applicable governmental laws, rules and regulations;

     4) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

     5)   accountability for adherence to the Code of Ethics.

     A copy of the Code of Ethics is filed as an exhibit to this report and is available on our website www.aquacellwater.com. We will also make available a copy of the Code of Ethics upon written request.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of the common stock to file reports of ownership and changes in ownership with the SEC, as well as providing us with copies of those reports. For the years ended June 30, 2006 and June 30,2007, all such reports were timely filed. For the year ended June 30, 2008. Each of the persons set forth in the table above failed to file one report on Form 4 related to an option grant in February, 2008. Each of those persons subsequently filed a corrective report on Form 5. As of the date of this filing, we believe that our executive officers and directors are current in their Section 16 filings.

ITEM 10.  EXECUTIVE COMPENSATION

     Mr. Witham and Ms. Laustsen entered into five year employments which expire in October, 2010. Mr. Spence entered into an employment agreement which expires in December 2011.


Name and Principal Position          Annual Compensation             Long-Term Compensation
---------------------------  ----------------------------------    --------------------------
                                                                   Options
                                     Salary ($)                    Granted (4)   All Other
                             Year    (1)(2)(3)(4)  Bonus ($)(5)    (5)(6)(7)(8)  Compensation
---------------------------  ----    ------------  ------------    ------------  ------------

James C. Witham............  2008       165,625       48,314          200,000         --
Chairman of the Board        2007       165,625         --            200,000         --
and Chief Executive Officer  2006       154,745         --               -            --


Kevin L Spence.............  2008       165,000       48,314          200,000         --
President and                2007        82,500         --            500,000         --
Chief Financial Officer      2006          --           --               -            --


Karen B. Laustsen (9)......  2008       100,000       24,157          100,000         --
Chief Operating Officer,     2007       100,000         --            100,000         --
Secretary and Director       2006        93,432         --               -            --


Gary S. Wolff..............  2007        33,333         --               -            --
Former Treasurer,            2006        90,437         --               -            --
Chief Financial Officer
and Director


(1) For the fiscal year ended 2006 aggregate salaries accrued but not paid amounted to $213,282.
(2) For the fiscal year ended 2007 aggregate salaries accrued but not paid amounted to $166,145.
(3) For the fiscal year ended 2008 aggregate salaries accrued but not paid amounted to $28,266
(4) For the fiscal years ended 2006 and 2007, Mr. Witham, Mr. Wolff and Ms. Laustsen converted an aggregate of $245,823 of accrued but not paid salary to common stock at $0.15 per share the same price of a private offering being conducted at the time of conversion.
(5) For the fiscal year ended 2008 aggregate bonuses accrued but not paid amounted to $120,785.
(6) No options were issued in January 2006.
(7) 800,000 options were issued in January 2007 and vest at the rate of 33% per year over period of 7-10 years.
(8) 500,000 options were issued in February 2008 and vest at the rate of 33% per year over a 7 year period.
(9) Ms. Laustsen is the wife of Aquacell's Chief Executive Officer.

     During the fiscal year ended June 30, 2006, no stock options were granted to executive officers.

     The following table summarizes the number of options granted to the executive officers named above during the fiscal year ended June 30, 2007.

                                  Options / SAR Grants in Last Fiscal Year
                                              Individual Grants
-------------------------------------------------------------------------------------------------------------
                                                                              Potential
                                                                              Realizable
                                                                              Value at Assumed
                                                                              Annual Rates
                                            % of Total                        of Stock Price
                                            Options/Shares                    Appreciation For
                                            Granted to                        Option Term ($)(1)
                           Options/Shares   Employees        Exercise Price   --------  --------   Expiration
Name                       Granted (#)      in Fiscal Year   ($/Share)          5% ($)  10% ($)    Date
------------------------   --------------   --------------   --------------   --------  --------   ----------

James C. Witham.........     200,000 (2)         19.6%            $0.20        $16,000   $38,000    1/12/2014
Chairman of the Board


Kevin L.Spence..........     500,000 (3)         49.0%            $0.11        $35,000   $88,000    1/02/2017
President/
Chief Financial Officer

Karen B. Laustsen.......     100,000 (2)          9.8%            $0.20        $ 8,000   $19,000    1/12/2014
Chief Operating Officer


(1) The above information concerning five percent and ten percent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options.
(2) Represents seven year options granted from the 2005 Incentive Stock Plan that vest 33.3% per year over a three year period.
(3) Represents ten year options granted from the 2005 Incentive Stock Plan that vest 33.3% per year over a three year period.


     The following table summarizes the number of options granted to the executive officers named above during the fiscal year ended June 30, 2008.

                                  Options / SAR Grants in Last Fiscal Year
                                              Individual Grants
-------------------------------------------------------------------------------------------------------------
                                                                              Potential
                                                                              Realizable
                                                                              Value at Assumed
                                                                              Annual Rates
                                            % of Total                        of Stock Price
                                            Options/Shares                    Appreciation For
                                            Granted to                        Option Term ($)(1)
                           Options/Shares   Employees        Exercise Price   --------  --------   Expiration
Name                       Granted (#)      in Fiscal Year   ($/Share)          5% ($)  10% ($)    Date
------------------------   --------------   --------------   --------------   --------  --------   ----------

James C. Witham.........     200,000 (2)         30.7%            $0.23        $19,000   $44,000    2/08/2015
Chairman of the Board


Kevin L.Spence..........     200,000 (2)         30.7%            $0.23        $19,000   $44,000    2/08/2015
President/
Chief Financial Officer

Karen B. Laustsen.......     100,000 (2)         15.4%            $0.23        $ 9,000   $22,000    2/08/2015
Chief Operating Officer


(1) The above information concerning five percent and ten percent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options.
(2) Represents seven year options granted from the 2005 Incentive Stock Plan that vest 33.3% per year over a three year period.

     The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at June 30, 2006, and their value at that date if such options were in-the-money.

                           2006 Year End Option Values
--------------------------------------------------------------------------------
                                                     Value of
                      Number of                      securities underlying
                      securities underlying          unexercised
                      unexercised options            in-the-money options
Name                  at June 30, 2008               at June 30, 2008
                      ---------------------------    ---------------------------
                      Exercisable   Unexercisable    Exercisable   Unexercisable
------------------    -----------   -------------    -----------   -------------
James C. Witham.......    -0-            -0-             -0-            -0-
Karen B. Laustsen.....    -0-            -0-             -0-            -0-
Gary S. Wolff.........    -0-            -0-             -0-            -0-

     The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at June 30, 2007, and their value at that date if such options were in-the-money.

                           2007 Year End Option Values
--------------------------------------------------------------------------------
                                                     Value of
                      Number of                      securities underlying
                      securities underlying          unexercised
                      unexercised options            in-the-money options
Name                  at June 30, 2008               at June 30, 2008 (1)
                      ---------------------------    ---------------------------
                      Exercisable   Unexercisable    Exercisable   Unexercisable
------------------    -----------   -------------    -----------   -------------
James C. Witham.......    -0-          200,000           -0-         $  50,000
Kevin L. Spence.......    -0-          500,000           -0-         $ 125,000
Karen B. Laustsen.....    -0-          100,000           -0-         $  25,000

     The executive officers named above did not exercise any options during the fiscal year ended June 30, 2007.

     The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at June 30, 2008, and their value at that date if such options were in-the-money.

                           2008 Year End Option Values
--------------------------------------------------------------------------------
                                                     Value of
                      Number of                      securities underlying
                      securities underlying          unexercised
                      unexercised options            in-the-money options
Name                  at June 30, 2008               at June 30, 2008 (1)
                      ---------------------------    ---------------------------
                      Exercisable   Unexercisable    Exercisable   Unexercisable
------------------    -----------   -------------    -----------   -------------
James C. Witham.......   66,667        333,333           -0-            -0-
Kevin L. Spence.......  166,667        533,333           -0-            -0-
Karen B. Laustsen.....   33,333        166,667           -0-            -0-

(1) At June 30, 2008, the closing price of the stock was less than the price of the options.

     The executive officers named above did not exercise any options during the fiscal year ended June 30, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

June 30, 2006

                                     Shares of            Percentage of
                                     Common Stock         Common Stock,
Name and Address                     Beneficially Owned   Warrants and Options
----------------------------------   ------------------   --------------------

James C. Witham...................     2,017,030 (1)              6.95%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Karen B. Laustsen (2).............       576,172                  1.99%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Gary S. Wolff.....................       488,367                  1.68%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Glenn A. Bergenfield..............       395,033                  1.36%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Dr. William DiTuro................       369,957                  1.28%
10410 Trademark Street
Rancho Cucamonga, CA  91730

James Barton......................        42,061                   *
10410 Trademark Street
Rancho Cucamonga, CA  91730

All officers and directors as
  a group (six persons)...........     3,888,620                 13.41%


*   Less than 1%.
(1) Includes an aggregate of 480,000 shares owned of record by Witham Group, LLC
    and JW Acquisitions, LLC   which are entities in which Mr. Witham controls
    100% of the outstanding equity.
(2) Ms. Laustsen is the wife of Aquacell's Chief Executive Officer,
    James Witham.

June 30, 2007
                                     Shares of            Percentage of
                                     Common Stock         Common Stock,
Name and Address                     Beneficially Owned   Warrants and Options
----------------------------------   ------------------   --------------------

James C. Witham...................     2,683,696 (1)              5.27%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Karen B. Laustsen.................       909,505 (3)              1.79%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Kevin Spence......................     1,000,000                  1.96%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Glenn A. Bergenfield..............       445,033 (2)               *
10410 Trademark Street
Rancho Cucamonga, CA  91730

Dr. William DiTuro................     1,101,623 (2)              2.26%
10410 Trademark Street
Rancho Cucamonga, CA  91730

James Barton......................        92,061 (2)               *
10410 Trademark Street
Rancho Cucamonga, CA  91730

Marathon Resource Investments, LLC     3,333,333                  6.54%

All officers and directors as
  a group (six persons)...........     6,281,918                 12.30%


*   Less than 1%.
(1) Includes an aggregate of 480,000 shares owned of record by Witham Group, LLC and JW Acquisitions, LLC which are entities in which Mr. Witham controls 100% of the outstanding equity.
(2) Includes 50,000 options exercisable within 60 days
(3) Ms. Laustsen is the wife of Aquacell's Chief Executive Officer,
    James Witham.

June 30, 2008
                                     Shares of            Percentage of
                                     Common Stock         Common Stock,
Name and Address                     Beneficially Owned   Warrants and Options
----------------------------------   ------------------   --------------------

James C. Witham...................     2,750,363 (1)(2)           4.67 %
10410 Trademark Street
Rancho Cucamonga, CA  91730

Karen B. Laustsen.................       942,838 (3)(6)           1.60%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Kevin Spence......................     1,166,667 (4)              1.98%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Glenn A. Bergenfield..............       470,033 (5)               *
10410 Trademark Street
Rancho Cucamonga, CA  91730

Dr. William DiTuro................     1,176,623 (5)              2.00%
10410 Trademark Street
Rancho Cucamonga, CA  91730

James Barton......................       117,061 (5)               *
10410 Trademark Street
Rancho Cucamonga, CA  91730

Marathon Resource Investments, LLC     3,333,333                  5.67%

All officers and directors as
  a group (six persons)...........     6,623,585                 11.18 %

*   Less than 1%.
(1) Includes an aggregate of 480,000 shares owned of record by Witham Group, LLC and JW Acquisitions, LLC which are entities in which Mr. Witham controls 100% of the outstanding equity.
(2) Includes 66,667 options exercisable within 60 days.
(3) Includes 33,333 options exercisable within 60 days.
(4) Includes 166,667 options exercisable within 60 days.
(5) Includes 75,000 options exercisable within 60 days.
(6) Ms. Laustsen is the wife of Aquacell's Chief Executive Officer,
    James Witham.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 13. EXHIBITS

     See Exhibit Index.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     For the fiscal year ended June 30, 2006, the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $32,000. For our fiscal year ended
June 30, 2005, there were no fees billed.

     For the fiscal year ended June 30, 2007, the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $17,000. For our fiscal year ended
June 30, 2006, those fees were $32,000.

     For the fiscal year ended June 30, 2008, the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $42,000. For our fiscal year ended
June 30, 2007, those fees were $17,000.

Tax Fees

     For the fiscal years ended June 30, 2006 and June 2005, there were no fees billed for tax compliance, tax advice or tax planning.


     For the fiscal years ended June 30, 2007 and June 2006, there were no fees billed for tax compliance, tax advice or tax planning.

     For the fiscal year ended June 30, 2008, there was $2200 in fees billed for tax compliance, tax advice or tax planning and for the fiscal year ended June 2007, there were no fees billed for tax compliance, tax advice or tax planning.

All Other Fees

     For the fiscal years ended June 30, 2006, June 30, 2007 and June 30, 2008, there were no other fees billed by the Company's independent auditors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 14, 2008                       AQUACELL WATER, INC.
                                               (Registrant)

                                               By: /s/ JAMES C. WITHAM
                                               ---------------------------------
                                               Name:   James C. Witham
                                               Title:  Chief Executive Officer



     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures             Title                                Date

/s/ James C. Witham      Chairman of the Board of Directors     October 14, 2008
----------------------   and Chief Executive Officer
    James C. Witham      (Principal Executive Officer)

/s/ Kevin L. Spence      President and Chief Financial Officer  October 14, 2008
----------------------   (and Principal Accounting Officer)
    Kevin L. Spence

/s/ Karen Laustsen       Director and Chief Operating Officer   October 14, 2008
----------------------
    Karen Laustsen

/s/ Glenn Bergenfield    Director                               October 14, 2008
----------------------
    Glenn Bergenfield

/s/ Dr. William DiTuro   Director                               October 14, 2008
----------------------
    Dr. William DiTuro

/s/ James Barton         Director                               October 14, 2008
----------------------
    James Barton

                                  EXHIBIT INDEX


10.1    Employment Contract with Kevin Spence

14.0    Code of Ethics

31.1 Chief Executive Officer's Certification Pursuant to Rule 13A-14 and 15D-14 Under the Securities Exchange Act of 1934, As Amended

31.2 Chief Financial Officer's Certification Pursuant to Rule 13A-14 and 15D-14 Under the Securities Exchange Act of 1934, As Amended

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1    McPhee Environmental Supply, LLC Financial Statements

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Index to Consolidated Financial Statements

                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................F-1

Consolidated Balance Sheets, June 30, 2008, 2007 and 2006...................F-2


Consolidated Statements of Operations for the years ended
     June 30, 2008, 2007 and 2006...........................................F-3


Consolidated Statements of Stockholders' Equity (Deficit) for
     the years ended June 30, 2008, 2007 and 2006...........................F-4


Consolidated Statements of Cash Flows for the years ended
     June 30, 2008, 2007 and 2006...........................................F-5

Notes to Consolidated Financial Statements..................................F-6

Report of Independent Registered Public Accounting Firm


To The Board of Directors of
Aquacell Water, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Aquacell Water, Inc. and Subsidiary as of June 30, 2008, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the U.S. Auditing Standards Board and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2008, 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquacell Water, Inc. and Subsidiary as of June 30, 2008, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PS Stephenson & Co. PC

Wharton, Texas
October 12, 2008

                      AQUACELL WATER, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                                              June 30,
                                                                  --------------------------------
                                                                    2008        2007        2006
(in thousands, except share amounts)                              --------    --------    --------

Assets
Current assets:
  Cash                                                            $     -     $   374     $     -
  Accounts receivable, net of allowance for doubtful
    accounts of $43, $43, and $24, respectively                       105         141          34
  Inventories                                                           -           -          13
  Receivables from related parties, net                                56          60           -
                                                                  --------    --------    --------
          Total current assets                                        161         575          47

Other assets                                                            -           -           -
                                                                  --------    --------    --------
                                                                  $   161     $   575     $    47
                                                                  ========    ========    ========

Liabilities and Stockholders' Deficit
Current liabilities:
  Bank overdraft                                                  $     9     $     -     $     1
  Advances under line of credit agreements                             75         131           -
  Accounts payable and accrued liabilities                          1,030         931         764
  Accrued officer compensation                                        302         134         213
  Advances from related parties, net                                   62          89         259
  Notes payable                                                        35          55         225
  Accrued interest payable                                             14          15           2
  Customer deposits                                                   130          10          22
                                                                  --------    --------    --------
          Total current liabilities                                 1,657       1,365       1,486


Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, par value $.001; 20,000,000 shares authorized;
    no shares issued and outstanding                                    -           -           -
  Common stock, par value $.001; 100,000,000 shares authorized;
    58,766,306, 50,929,641 and 29,009,408 shares issued and
    outstanding at June 30, 2008, 2007, and 2006, respectively         59          51          29
Additional paid-in capital                                          5,627       4,562       1,643
Accumulated deficit                                                (7,182)     (5,403)     (3,111)
                                                                  --------    --------    --------
          Total stockholders' equity (deficit)                     (1,496)       (790)     (1,439)
                                                                  --------    --------    --------
                                                                  $   161     $   575     $    47
                                                                  ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations

                                                                    Years Ended June 30,
                                                        --------------------------------------------
                                                            2008            2007            2006
(in thousands, except per share amounts)                ------------    ------------    ------------

Sales                                                   $       862     $       694     $       626

Cost of sales                                                   544             624             498
                                                        ------------    ------------    ------------
Gross profit                                                    318              70             128

Operating expenses
  Salaries and wages                                          1,298             929             754
  Legal, accounting and other professional expenses             145              77              61
  Selling, general and administrative expenses                  612             513             315
                                                        ------------    ------------    ------------
          Total operating expenses                            2,055           1,519           1,130
                                                        ------------    ------------    ------------
Operating income (loss)                                      (1,737)         (1,449)         (1,002)


Other income (expense):
  Goodwill impairment charge                                      -            (776)              -
  Other income                                                    2               -               -
  Interest income - related parties                               -               -               1
  Gain (loss) on disposition of assets                            -               -              (2)
  Interest expense                                              (44)            (67)            (97)
                                                        ------------    ------------    ------------
          Total other income (expense)                          (42)           (843)            (98)

Income (loss) before provision for income taxes              (1,779)         (2,292)         (1,100)

Provision for (benefit from) income taxes                         -               -               -
                                                        ------------    ------------    ------------

Net loss                                                $    (1,779)    $    (2,292)    $    (1,100)
                                                        ============    ============    ============

Net loss per common share                               $     (0.03)    $     (0.06)    $     (0.14)
                                                        ============    ============    ============
Weighted average common shares
   outstanding - basic and diluted                        54,815,36      37,351,711       8,063,731
                                                        ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      AQUACELL WATER, INC. AND SUBSIDIARY
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                 Common Stock
                                              ------------------   Additional
                                                 Number     Par      Paid-in    Accumulated
(in thousands, except share amounts)           of Shares   Value     Capital      Deficit       Total
                                              ----------   -----   ----------   -----------   ---------

         Balances - June 30, 2005              1,990,998   $   2   $   1,611    $   (2,011)   $   (398)
Adjustment for post spin-off stock par value  25,818,410      26         (26)                        -
Legal fees in connection with filing of
   Form 10-SB                                                            (63)                      (63)
Sale of common shares in connection with
   private placements, net                     1,000,000       1          89                        90
Common stock issued in connection
   with notes payable                            200,000       -          32                        32
Net loss for the year ended June 30, 2006                                           (1,100)     (1,100)
                                              ----------   -----   ----------   -----------   ---------
          Balances - June 30, 2006            29,009,408      29       1,643        (3,111)     (1,439)
Sale of common shares in connection with
   private placements, net                    15,436,416      15       1,909                     1,924
Issuance of common shares in consideration
   for services                                1,500,000       2         198                       200
Issuance of common shares in connection
   with conversion of indebtedness             3,428,817       3         511                       514
Common stock issued in connection
   with notes payable                             55,000       -          11                        11
Compensation expense in connection with
   stock options issued                                                   67                        67
Issuance of common stock for acquisition
   of McPhee Environmental Supply              1,500,000       2         223                       225
Net loss for the year ended June 30, 2007                                           (2,292)     (2,292)
                                              ----------   -----   ----------   -----------   ---------
          Balances - June 30, 2007            50,929,641      51       4,562        (5,403)       (790)
Sale of common shares in connection with
   private placements, net                     7,333,332       7         983                       990
Common stock issued in connection with
   private placement registration penalty        320,000       1          31                        32
Issuance of common shares in connection
   with conversion of indebtedness               133,333       -          20                        20
Common stock issued in connection
   with notes payable                             50,000       -           9                         9
Compensation expense in connection with
  stock options issued                                                    22                        22
Net loss for the year ended June 30, 2008                                           (1,779)     (1,779)
                                              ----------   -----   ----------   -----------   ---------
          Balances - June 30, 2008            58,766,306   $  59   $   5,627    $   (7,182)   $ (1,496)
                                              ==========   =====   ==========   ===========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                    Years Ended June 30,
                                                        --------------------------------------------
                                                            2008            2007            2006
(in thousands)                                          ------------    ------------    ------------

Cash flows from operating activities:
Net loss                                                $    (1,779)    $    (2,292)    $    (1,100)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Loss on disposal of assets                                    -               -               2
    Compensation expense                                         22              67               -
    Goodwill impairment charge                                    -             776               -
    Expenses settled from stock issuances                        41             211             (31)
Changes in:
    Accounts receivable                                          36             (70)            (27)
    Related party receivables                                     4             (60)              -
    Inventories                                                   -              13             (10)
    Deposits                                                      -               -               5
    Accounts payable and accrued liabilities                     99            (112)            487
    Related party payables                                        -            (259)            139
    Accrued officer compensation                                168             167             213
    Accrued interest payable                                     (1)             26               2
    Customer deposits                                           120             (12)              5

                                                        ------------    ------------    ------------
          Net cash used by operating activities              (1,290)         (1,545)           (315)

Cash flows from investing activities:
    Cash paid in McPhee acquisition                               -             (40)              -
                                                        ------------    ------------    ------------
        Net cash used by investing activities                     -             (40)              -

Cash flows from financing activities:
   Repayment of advances from related parties, net              (27)            (19)              -
   Lines of credit, net                                         (56)              -               -
   Proceeds from issuance of stock, net                         990           1,924              90
   Bank overdraft                                                 9              (1)              -
   Proceeds from issuance of debt                                 -              55             225
                                                        ------------    ------------    ------------
        Net cash provided from financing activities             916           1,959             315
                                                        ------------    ------------    ------------
Increase (decrease) in cash                                    (374)            374               -
Cash, beginning of period                                       374               -               -
                                                        ------------    ------------    ------------

Cash, end of period                                     $         -     $       374     $         -
                                                        ============    ============    ============
Supplemental disclosure of cash flow information:

    Cash paid for interest                              $        45     $        54     $         2
                                                        ============    ============    ============
    Cash paid for federal income taxes                  $         -     $         -     $         -
                                                        ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1. Organization

Description of Business

Water Science Technologies, Inc. ("WST-Arizona") was originally incorporated in Arizona on March 1, 1991. On July 28, 2005, Greencore Technology, Inc. ("Greencore" and formerly known as Aquacell Technologies, Inc.), a publicly traded corporation and the then parent company of WST-Arizona, formed Water Science Technologies, Inc., a Delaware corporation ("WST-Delaware"), and WST-Arizona was merged into WST-Delaware on August 15, 2005. Concurrently, the name of WST-Delaware was changed to Aquacell Water, Inc ("Aquacell"). On March 13, 2006, Aquacell's Form 10 filed in January 2006, registering all 27,809,408 issued and outstanding shares, was declared effective, completing the spin-off of Aquacell from Greencore.

In April 2007, Aquacell formed a wholly-owned subsidiary Aquacell Water Treatment, Inc. ("Treatment") for the purpose of acquiring McPhee Environmental Supply, LLC ("McPhee"). On April 10, 2007, Aquacell acquired 100% of the outstanding membership interests of McPhee, and McPhee was effectively merged into Treatment (Note 4). The accompanying financial statements of Aquacell Water, Inc. and subsidiary include the operations of Treatment since April 10, 2007. All references herein to the Company refer to Aquacell Water, Inc. prior to April 10, 2007 and to Aquacell Water, Inc. and Subsidiary thereafter.

The Company's principal business activity is the manufacture and sale of water treatment systems for arsenic removal from drinking water. Systems are generally built at the Company's manufacturing facility and then shipped to the customer's site for installation.

Going Concern

The Company has incurred net losses aggregating $5,171,000 during the three years ended June 30, 2008. In addition, the Company has a working capital deficiency of $1,496,000 and a stockholder's deficiency of $1,496,000 at June 30, 2008. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the years ended June 30, 2008, 2007 and 2006, and in addition to internally generated funds, the Company had obtained financing through the sale of equity securities, issuance of notes payable, and advances from related parties.

The Company has developed a plan to address liquidity in the following ways:

   * To raise capital through the sale or exercise of equity securities
   * Increase revenue through the sale of arsenic removal water systems and related products

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Aquacell Water, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances may exceed these insured amounts throughout a fiscal year.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on their short-term nature.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers historical and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

If impairment is indicated, the long-lived asset would be written down to its fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

Goodwill

Goodwill represents cost in excess of fair value on the net assets acquired. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

Based on impairment testing performed, the Company determined that the recorded amount of goodwill of $776,000 related to the McPhee acquisition was fully impaired at June 30, 2007. Accordingly, the Company recorded an impairment charge of $776,000 during the year ended June 30, 2007 (Note 4).

Customer Deposits

The Company requires a cash deposit of 50% when customers order the product. This deposit is recorded as a customer deposit until the product is delivered to the customer, at which time, the Company recognizes the deposit as revenue.

Revenue Recognition

The Company's revenues primarily consist of the sale of water treatment equipment to customers. The Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured. Such conditions are typically met upon delivery of the equipment to the customers.

The Company classifies amounts billed for shipping and handling as revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Costs incurred for shipping and handling are included in cost of sales.

Stock Options

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) 123(R), "Share-Based Payment," using the modified prospective method. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, based on the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. The Company determines the value of stock options utilizing the Black-Scholes option-pricing model. Compensation costs for share-based awards with pro rata vesting are allocated to periods on a straight-line basis.

The Company accounts for options granted to consultants in accordance with Emerging Issues Task Force (EITF) Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and SFAS 123(R).

Net Loss per Common Share

Basic earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

For the years ended June 30, 2008, 2007 and 2006, there were no dilutive effects of such securities as the Company incurred a net loss in each period. Common shares issuable upon the exercise of outstanding options and warrants aggregated 8,289,720, and 7,764,720 as of June 30, 2008, and 2007, respectively. There were no outstanding options or warrants as of June 30, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of cash in banks and trade receivables. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions that are considered in the Company's investment strategy. The Company grants unsecured credit to its customers during the normal course of business and performs ongoing credit evaluations of its customers to minimize any potential loss.

Income Taxes

The Company and its subsidiary file consolidated federal income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences or operating loss and tax credit carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

In accordance with SFAS 109, "Accounting for Income Taxes," the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which includes provisions of tax laws that may limit the Company's ability to utilize its net operating loss carryforwards.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of SFAS 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 was adopted by the Company in fiscal 2008 and did not have any impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS 157, "Fair Market Measurements." SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure on fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be applied on a prospective basis. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for
Financial Assets and Financial Liabilities." SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option
(1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated results of operations and financial position.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends
ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the potential impacts of SFAS 160 on its consolidated results of operations and financial position.

In March 2008, the FASB issued ASAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim period beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated results of operations, financial position or cash flows.

3. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                         2008        2007        2006
                                       --------    --------    --------
Trade accounts payable                 $    588    $    548    $    275
Accrued payroll and  payroll taxes          289         326         414
Sales tax payable                            24           4           4
Credit cards payable                         91          33          60
Other accrued liabilities                    38          20          11
                                       --------    --------    --------
                                       $  1,030    $    931    $    764
                                       ========    ========    ========

A federal tax lien was filed against the company in fiscal 2006 for prior year payroll taxes, penalties and interest. The Company has entered into a work-out agreement to reduce the liability over the next fiscal year and has accrued all taxes, penalties and interest due under the workout agreement.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

4. Acquisition of McPhee Environmental Supply, LLC

On April 10, 2007, the Company acquired all of the outstanding member's stock in McPhee Environmental Supply, LLC ("McPhee") for approximately $265,000, consisting of 1,500,000 shares of Company common stock and the payment of $40,000 in cash. The acquisition of McPhee provided the Company additional sales people and opportunities with an expertise in the removal of arsenic from drinking water. The fair value of the 1,500,000 shares of common stock issued was determined to be $225,000, or $0.15/share. The fair value per share was based on the average quoted closing market prices of the Company's common stock immediately before and after the date the Letter of Intent was consummated and the public announcement of the acquisition was released. The results of operations of McPhee have been included in our consolidated financial statements since the date of acquisition.

In accordance with SFAS No. 141, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, using the purchase method of accounting.

The components of the purchase price allocation are as follows (in thousands):

          Allocation:
             Net tangible assets acquired
                Accounts receivable                        $     37
             Identifiable intangible assets acquired
                Goodwill                                        776
                                                           ---------
                     Total assets acquired                      813
                                                           ---------
             Less liabilities assumed:
                Accounts payable and accrued expenses           309
                Advances from related parties                   108
                Lines of credit                                 131
                                                           ---------
                     Total liabilities assumed                  548
                                                           ---------
                          Total purchase price             $    265
                                                           =========

Based on impairment testing performed, the Company determined that the recorded amount of goodwill of $776,000 related to the McPhee acquisition was fully impaired at June 30, 2007. Accordingly, the Company recorded an impairment charge of $776,000 during the year ended June 30, 2007.

The results of operations for the Company's financial statements included the results of McPhee's operations since April 2007. The following table represents the unaudited pro-forma combined results of operations of the Company as if McPhee had been acquired on July 1, 2007, with comparable results for the prior year (in thousands):

                                    2007           2006
                                 ----------     ----------
          Revenues               $     742      $   2,384
          Gross profit           $      97      $     748
          Operating loss         $  (1,776)     $    (920)
          Net loss               $  (2,313)     $  (1,080)
          Net loss per share     $   (0.07)     $   (0.13)

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

5. Notes Payable

Notes payable consist of the following at June 30, 2008, 2007 and 2006 (in thousands):

                                                    2008      2007      2006
                                                  --------  --------  --------
Short term unsecured note, bearing interest at
  8%, converted to common stock in fiscal 2007
  (Note 7).  Consideration paid at the issuance
  of the note in   2006 was 100,000 shares of
  the Company's common stock (Note 7).            $      -  $      -  $100,000

Short term unsecured note, bearing interest at
  8%, converted to common stock in fiscal 2007
  (Note 7).  Consideration paid at the issuance
  of the note in 2006 was 100,000 shares of the
  Company's common stock (Note 7).                       -         -   100,000

Short term unsecured note, bearing interest at
  8%, converted common stock in fiscal 2007
  (Note 7).                                              -         -    25,000

Short-term unsecured note, bearing interest at
  8%, convertible into 133,333 shares of common
  stock of the company at $0.15 per share if not
  repaid within 90 days of issuance.  Note was
  converted in 2008 (Note 7).  The Company also
  issued  25,000 shares of common stock in
  connection with this note and 105,000 common
  stock purchase warrants.                               -    20,000         -

Short-term unsecured note, bearing interest at
  8%, convertible into 233,333 shares of common
  stock of the Company at $0.15 per share if not
  repaid within 90 days of issuance.  The Company
  also issued 35,000 shares of common stock in
  connection with this note and 60,000 common
  stock purchase warrants (Note 7).                 35,000    35,000         -
                                                  --------  --------  --------
                                                  $ 35,000  $ 55,000  $225,000
                                                  ========  ========  ========

For the years ended June 30, 2008, 2007 and 2006, interest expense related to the notes payable aggregated $14,000, $26,000, and $2,000, respectively.


6. Lines of credit payable

The Company has two lines of credit (the "Lines") from two financial institutions with a maximum aggregate borrowing amount of $150,000. The lines of credit were assumed by the Company as part of the McPhee acquisition (Note 4). The Lines bear interest at the prime rate plus 1% per annum and are subject to change from time to time. The Lines expired September 15, 2007. The Company does not have any borrowing capacity under these lines and are currently in default. The Lines are personally guaranteed by the former owners of McPhee.

As of June 30, 2008 and 2007, the Company owed $75,000, and $131,000, respectively.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

7. Equity Transactions

Issuances of Common Stock

WST-Delaware, formerly a wholly owned subsidiary of Greencore, was capitalized with 100,000,000 shares of authorized common stock at $.001 par value and 20,000,000 shares of authorized preferred stock at $.001 par value. WST-Arizona, a wholly owned subsidiary of Greencore, was merged into WST-Delaware on August 15, 2005 and the name of WST-Delaware was changed to Aquacell Water, Inc. ("the Company"). The 1,991 outstanding shares of common stock of WST-Arizona were exchanged on a 1,000 for 1 basis for shares of WST-Delaware. All share and per share amounts have been retroactively restated to reflect this recapitalization.

On March 13, 2006, the Company's Form 10 filed in January 2006, which registered all 27,809,408 issued and outstanding shares, was declared effective. The record date for the distribution of all outstanding shares of the Company's common stock to the holders of Greencore's common stock on a share for share basis was March 9, 2006. The Company incurred legal fees of $63,000 in connection with the Form 10 filing, which were reflected as a reduction of additional paid-in capital.

During May 2006, the Company completed a private placement for 1,000,000 shares of its common stock at a price of $.10 per share. The Company realized gross proceeds of $100,000 and incurred expenses of $10,000 in connection with the placement.

During May 2006, the Company received loan proceeds aggregating $225,000 (Note
5). In connection with the loans, the Company issued 200,000 shares of common stock and recorded loan expenses of $32,000, the fair value of the common stock as determined by the closing market price at the date of issuance.

During the period from July through October 2006, the Company completed a private placement of 2,972,500 shares of its common stock. The offering consisted of one share of common stock at a price of $.10 per share and one and one-half common stock purchase warrants exercisable at $5.00 per share. The Company received proceeds of $297,000 and expenses of the offering amounted to $30,000, which was paid by issuance of 297,250 shares of common stock to the placement agent. In addition, the Company issued 297,250 common stock purchase warrants, exercisable at $5.00 per share, to the placement agent.

During July 2006, the Company received loan proceeds aggregating $55,000 (Note
5). In connection with the loans, the Company issued 55,000 shares of common stock and 165,000 common stock purchase warrants exercisable at $5.00 per share. The Company recorded loan expenses of $11,000, the fair value of the common stock as determined by the closing market price at the date of issuance.

During January 2007, the Company completed a private placement of 1,500,000 shares of its common stock. The offering consisted of one share of common stock at a price of $0.05. The Company received net proceeds of $75,000. There were no expenses incurred.

During the period February through May 2007 the Company completed a private placement of 10,666,666 shares of its common stock. The offering consisted of one share of common stock at a price of $0.15. The Company received proceeds of $1,600,000 and expenses of the offering amounted to $48,000.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

On February 16, 2007, the Company issued 3,428,817 shares of its common stock in satisfaction of unsecured promissory notes to three individuals in the aggregate amount of $225,000 plus accrued and unpaid interest of $13,000, accrued and unpaid legal fees of $30,000 and accrued and unpaid salary of $246,000. There were no expenses incurred. The shares were valued at $0.15 per share, based on the current private placement offering price per share at the time of issuance.

During November 2006, the Company issued 500,000 shares of common stock and issued warrants to purchase 500,000 shares of common stock to be exercisable at a price of $5.00 per share in connection with a consulting agreement. These shares were valued at $0.10 per share or $50,000, based upon the closing market price at the date of issuance. The issuance was expensed at the date of issuance.

In January 2007, the Company issued an aggregate 1,000,000 shares of common stock in connection with the hiring of the Company President/Chief Financial Officer. These shares were valued at $0.15 per share or $150,000, based upon the closing market price at the date of issuance. The issuance was expensed at the date of issuance.

On April 10, 2007, the Company issued 1,500,000 shares of its common stock in connection with the acquisition of McPhee Environmental Supply, LLC (Note 4). The shares were valued at $225,000 based on the average quoted closing market prices of the Company's common stock immediately before and after the date the Letter of Intent was consummated and the public announcement of the acquisition was released.

During December 2007, the Company completed a private placement of 7,333,332 shares of its common stock. The offering consisted of one share of common stock at a price of $0.15. The Company received proceeds of $1,100,000 and expenses of the offering amounted to $110,000.

During December 2007, the Company issued 320,000 shares of its common stock in connection with the terms of the private placement as a late registration penalty. The shares were valued at 50% of the closing market price of the Company's stock as of July 1, 2007, or $0.10 per share. Accordingly, the Company recorded an expense of $32,000.

On February 14, 2008, the Company issued 133,333 shares of its common stock in satisfaction of unsecured promissory notes to an individual in the aggregate amount of $20,000 plus accrued and unpaid interest. There were no expenses incurred. The note was converted at $0.15 per share.

In June 2008, the Company issued 50,000 shares of its common stock in consideration for late payment concessions by three note agreements aggregating $225,000, that were repaid in February 2007 by conversion to common stock. The late payment concessions were valued at $0.18 per share, or $9,000, based on the closing market price per share at the date of the concessions, July 18, 2006. The Company accrued the liability in fiscal 2007, as reflected in other accrued liabilities (Note 3).

Issuance of Common Stock Purchase Warrants

During November 2005, the Company issued warrants to purchase 727,845 shares of common stock exercisable at $5.00 per share in connection with a private placement. The warrants have an expiration term of 5 years.

During November 2006, the Company issued warrants to purchase 500,000 shares of common stock exercisable at $5.00 per share in connection with a consulting agreement. The warrants have an expiration term of 5 years.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

During the year ended June 30, 2007, the Company issued warrants to purchase 5,366,875 shares of common stock exercisable at $5.00 per share in connection with private placements completed during the year. The warrants have an expiration term of 5 years.

At June 30, 2008, the Company had purchase warrants outstanding to acquire 6,594,720 shares of its common stock at an exercise price of $5.00 per share with termination dates between November 4, 2010 and October 30, 2011.

Stock Based Compensation

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)") in fiscal year 2006. The Company adopted SFAS 123(R) using the modified prospective method, and, accordingly, consolidated financial statements for prior periods have not been restated to reflect the effect of SFAS 123(R). In March 2005, the SEC issued SEC SAB No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.

During September 2005, the Company adopted the 2005 Incentive Stock Plan (the "Plan") under which options (either incentive or nonqualified), stock appreciation rights, stock and other awards, covering an aggregate amount of 3,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The number of awards and the exercise price established for any awards granted under the Plan shall be determined by the Compensation Committee. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value per share ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 15 years from the date of grant. Options granted under the Plan generally vest over 3 to 5 years and expire seven years from the date of the grant. As of June 30, 2008 and 2007, 920,000 and 1,470,000, options, respectively, have been granted under the Plan.

During September 2005, the Board of Directors adopted the Director's Option Plan ("Director's Plan") covering an aggregate amount of 500,000 shares of common
stock.   The number of awards and the exercise price established for any awards granted under the Director's Plan shall be determined by a committee comprised of at least two "disinterested" Directors. Options granted under the Director's Plan generally vest within 1 year and expire seven to ten years from the date of the grant. As of June 30, 2008 and 2007, 225,000 and 150,000 options, respectively, have been granted under the Director's Plan.

The fair value of awards granted under the Company's plans is estimated on the date of grant using the Black-Scholes valuation model. The Company estimates expected volatility is based solely on historical volatility of the Company's common stock over the period commensurate with the expected term of the stock options, as the Company does not have traded options. The expected term calculation for stock options is based on the simplified method as described in the SEC SAB No. 107, as the Company does not have sufficient historical information on exercise patterns to develop a model for expected term. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield rate is zero, as the company has never paid cash dividends and does not intend to pay cash dividends on its common stock.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

The risk-free interest rate is based on the U.S. Treasury yield. The Company determines dividend yield by dividing the annualized dividends per share by the quarter's average stock price. The result is analyzed by the Company to decide whether it represents expected future dividend yield. Assumptions are revised as necessary. As required by SFAS 123(R), the Company also estimates forfeitures at the time of grant and makes revisions if the estimate changes or actual differs from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures of vested stock options.

The fair value of each award granted in fiscal years 2008 and 2007 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                    2008           2007
                                                 ----------     ----------
     Expected option holding period (in years)          3.0            3.6
     Risk-free interest rate                            4.1 %          4.8 %
     Stock price volatility                             150 %          184 %
     Dividend yield                                       - %            - %


A summary of stock option activity under both plans is as follows:

                                                         Weighted-
                                            Weighted-     Average     Aggregate
                                             Average     Remaining    Intrinsic
                                            Exercise    Contractual     Value
                                 Options     Price     Life (Years)     (000)
                               ----------  ----------  ------------  -----------
Outstanding at July 1, 2005             -  $        -             -  $        -
Granted                                 -           -
Forfeited                               -           -
                               ----------  ----------  ------------  -----------
Outstanding at June 30, 2006            -           -             -           -
Granted                         1,170,000         .17
Cancelled                         100,000         .24
                               ----------  ----------  ------------  -----------
Outstanding at June 30, 2007    1,070,000         .18          6.86      73,000
Granted                           725,000         .23
Cancelled                         100,000         .19
                               ----------  ----------  ------------  -----------
Outstanding at June 30, 2008    1,695,000         .21          6.33    (222,000)
                               ==========  ==========  ============  ===========
Exercisable at June 30, 2008      529,000         .19          6.73     (59,000)
                               ==========  ==========  ============  ===========


The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date multiplied by the number of options outstanding and exercisable.

The Company's aggregate stock-based compensation cost for fiscal year 2008 and 2007 was $22,000 and $67,000, respectively, and resulted primarily from awards of stock options under the Company's two plans.

As of June 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $78,000, which is expected to be recognized over a weighted average period of approximately 3.2 years.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2008:


                   Outstanding Options                      Options Exercisable
                   ---------------------------------------  ---------------------
                   Number       Weighted Average  Weighted  Number       Weighted
                   Outstanding  Remaining         Average   Exercisable  Average
Range of Exercise  at June 30,  Contractual Life  Exercise  at June 30,  Exercise
Prices             2008         (Years)           Price     2008         Price
-----------------  -----------  ----------------  --------  -----------  --------

          $0.11
                      500,000          8.52       $   0.11     166,667   $   0.11
          $0.20
                      520,000          5.54           0.20     270,666       0.20
  $0.23 - $0.24
                      675,000          7.63           0.23      91,667       0.23
                   -----------                              -----------
                    1,695,000                                  529,000
                   ===========                              ===========


During fiscal year 2008 and 2007, the Company granted 625,000 and 1,170,000 stock options, respectively, from its two plans with an estimated total grant date fair value of $144,000 and $195,000, respectively. The weighted average grant date fair values of stock options granted during fiscal years 2008 and 2007 were $0.23 and $0.17, respectively. There was no intrinsic value of stock options exercised as there were no exercises in 2008 or 2007.

As of June 30, 2008, the Company had 6,594,720 warrants outstanding to purchase common shares of the Company at $5.00 per share. The weighted average remaining contractual life of the warrants at June 30, 2008 is 2.95 years.


8. Transactions with Related Parties

Related party balances consist of the following at June 30, 2008, 2007 and 2006 (in thousands):

                                                         2008    2007    2006
                                                        ------  ------  ------
   Receivable from (payable to) GreenCore Technology    $  56   $  60   $(259)
   Payable to former McPhee members, net                  (62)    (89)      -
                                                        ------  ------  ------
        Net related party payable                       $  (6)  $ (29)  $(259)

Greencore Technology, Inc., ("Greencore"), formerly Aquacell Technologies, Inc., was the former parent of the Company. The Company was spun-off from Greencore on March 13, 2006. The Company shares its corporate offices with Greencore and both Greencore and the Company operate under the same executive management team, although each member of management has a separate and distinct employment agreement with the Company and Greencore.

The Company also has an informal agreement with Greencore for the utilization of personnel, whereby various employees' salary expenses are shared by both companies. At June 30, 2008 and 2007, the Company believes these amounts were fully collectible.

In connection with the McPhee acquisition, the Company assumed advances owed to three former owners of McPhee aggregating $108,000. During fiscal 2008 and 2007, $27,000 and $19,000, respectively, was paid on the outstanding advances.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

9. Income Taxes

The provision for income taxes consists of the following:

                                                      June 30,
                                    --------------------------------------------
                                        2008            2007            2006
                                    ------------    ------------    ------------
Current:
   Federal                          $         -     $         -     $         -
                                    ------------    ------------    ------------
                                              -               -               -
                                    ------------    ------------    ------------

Deferred:
   Federal                              589,000         533,000         374,000
                                    ------------    ------------    ------------
                                        589,000         533,000         374,000
                                    ------------    ------------    ------------

Less change in valuation allowance     (589,000)       (533,000)       (374,000)
                                    ------------    ------------    ------------

Net deferred tax asset (liability)  $         -     $         -     $         -
                                    ============    ============    ============


Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company's effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

At June 30, 2008, the Company had available federal net operating loss carry forwards to reduce future taxable income, if any, of approximately $6,196,000. The net operating loss carry forwards expire at various dates through 2028. Under Section 382 of the Internal Revenue Code certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry forwards.


10. Interest Expense

Included in interest expense is penalties and interest of $8,000, $15,000 and $66,000 on delinquent payroll taxes payable for the years ended June 30, 2008, 2007 and 2006, respectively. The balance of interest expense, in the amounts of $36,000, $52,000 and $31,000 for the years ended June 30, 2008, 2007, and 2006, respectively, represents penalties and interest on loans and lines of credit payable by the Company.

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

11. Commitments and Contingencies

Lease Commitments

The Company occupied a manufacturing office space in Arizona, under a noncancellable operating lease held by a related company. The lease expires in August 2008 and the Company does not intend to renew the lease. As of June 30, 2008, future minimum commitments under office and equipment operating leases are $7,500 per month for July and August 2008.

Rent expense under office leases amounted to approximately $116,000 and $104,000 for the years ended June 30, 2008 and 2007, respectively.

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Employment Agreements

On November 1, 2005 the Company entered into five-year employment agreements with the three members of the executive management team providing for aggregate minimum annual salaries of $366,000. The agreements also provide for incentive bonuses based upon achievement of certain milestones. In October 2006, the Company's former chief financial officer retired and his employment agreement was terminated. In January 2007, the Company entered into a five-year employment agreement with the new member of the executive management team providing for minimum annual salaries of $165,000. The agreement also provide for incentive bonuses based upon achievement of certain milestones.


12. Statement of Cash Flows Supplemental Disclosure of Non-Cash Transactions

The following schedule summarizes the Company's supplemental disclosure of non-cash transactions for the Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007, and 2006 (in thousands):

                                            2008          2007          2006
                                         ----------    ----------    ----------
Supplemental Disclosure of Non-Cash
Transactions
  Purchase of McPhee Environmental, LLC
    Accounts receivable, net             $       -     $      37     $       -
    Goodwill                                     -           776             -
    Accounts payable and accrued liabilities     -          (309)            -
    Advances from related parties                -          (108)            -
    Lines of credit assumed                      -          (131)            -
                                         ----------    ----------    ----------
       Net purchase price                $       -     $     265     $       -
                                         ==========    ==========    ==========

                      AQUACELL WATER, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13. Selected Quarterly Financial Results (unaudited)


Year ended June 30, 2008
                                    First      Second     Third      Fourth
                                   Quarter    Quarter    Quarter    Quarter      Total
(in thousands, except per share)   --------   --------   --------   --------   --------

Revenues                           $   472    $    56    $    99    $   235    $   862
Gross profit                           204         (6)        11        109        318
Operating income (loss)               (396)      (547)      (464)      (330)    (1,737)
Other income (loss)                     (7)        (7)         1        (29)       (42)
                                   --------   --------   --------   --------   --------
Net income (loss)                  $  (403)   $  (554)   $  (463)   $  (359)   $(1,779)
                                   ========   ========   ========   ========   ========
Net loss per common share
  Basic and diluted                $ (0.01)   $ (0.01)   $ (0.01)   $ (0.00)   $ (0.03)
                                   ========   ========   ========   ========   ========


Year ended June 30, 2007
                                    First      Second     Third      Fourth
                                   Quarter    Quarter    Quarter    Quarter      Total
(in thousands, except per share)   --------   --------   --------   --------   --------

Revenues                           $    29    $    19    $     -    $   646    $   694
Gross profit                           (42)        15        (17)       114         70
Operating income (loss)               (374)      (237)      (393)      (445)    (1,449)
Other income (loss)                    (13)       (14)       (11)      (805)      (843)
                                   --------   --------   --------   --------   --------
Net income (loss)                  $  (387)   $  (251)   $  (404)   $(1,250)   $(2,292)
                                   ========   ========   ========   ========   ========
Net loss per common share
  Basic and diluted                $ (0.01)   $ (0.01)   $ (0.01)   $ (0.03)   $ (0.06)
                                   ========   ========   ========   ========   ========

Year ended June 30, 2006
                                    First      Second     Third      Fourth
                                   Quarter    Quarter    Quarter    Quarter      Total
(in thousands, except per share)   --------   --------   --------   --------   --------

Revenues                           $   101    $   184    $   271    $    71    $   627
Gross profit                            (4)       100         92        (59)       129
Operating income (loss)               (281)      (206)      (252)      (261)    (1,000)
Other income (loss)                    (10)       (14)       (17)       (56)       (97)
                                   --------   --------   --------   --------   --------
Net income (loss)                  $  (291)   $  (220)   $  (269)   $  (317)   $(1,097)
                                   ========   ========   ========   ========   ========
Net loss per common share
  Basic and diluted                $ (0.15)   $ (0.11)   $ (0.03)   $ (0.04)   $ (0.14)
                                   ========   ========   ========   ========   ========
