Form 10-Q
period 2008-09-30
Aquacell Water, Inc.
filed 2008-11-14
CIK 1348104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2008

                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____


Commission File Number: 000-51723


                               AQUACELL WATER, INC.
________________________________________________________________________________
              (Exact name of registrant as specified in its charter)

             Delaware                                     86-0675195
________________________________________________________________________________
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                10410 Trademark Street, Rancho Cucamonga, CA 91730
________________________________________________________________________________
               (Address of principal executive offices) (Zip Code)

                                 (800) 326-5222
________________________________________________________________________________
               (Registrant's telephone number, including area code)

                                 Not Applicable
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]
Accelerated filer         [ ]
Non-accelerated filer     [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 13, 2008 the registrant had 58,766,306 shares of common stock outstanding.

                       AQUACELL WATER, INC. AND SUBSIDIARY
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008

                                TABLE OF CONTENTS


                                                                            PAGE
                         PART I - FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30, 2008
           and June 30, 2008                                                  1
          Condensed Consolidated Statements of Operations for
           the three month periods ended September 30, 2008 and 2007          2
          Condensed Consolidated Statements of Cash Flow for
           the three month periods ended September 30, 2008 and 2007          3
          Notes to Condensed Consolidated Financial Statements                4

Item 2.   Managements Discussion and Analysis:
          Forward-Looking Statements                                          7
          Overview                                                            7
          Critical Accounting Policies                                        8
          Goodwill                                                            8
          Income Taxes                                                        8
          Results of Operations                                               8
          Liquidity and Capital Resources                                     9

Item 3.  Controls and Procedures                                              9


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                    10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits                                                             10

Signatures                                                                    10

Index to Exhibits                                                             11

                       AQUACELL WATER, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



(in thousands, except share amounts)                         September 30, 2008      June 30, 2008
                                                             ------------------    -----------------
                           Assets
                           ------
Current assets:
    Cash                                                     $               -     $              -
    Accounts receivable, net of allowance for doubtful
        accounts of $43 and $43, respectively                              158                  105
    Inventories                                                              -                    -
    Receivables from related parties, net                                    -                   56
                                                             ------------------    -----------------
        Total current assets                                               158                  161

Other assets                                                                 -                    -
                                                             ------------------    -----------------
        Total assets                                         $             158     $            161
                                                             ==================    =================

            Liabilities and Stockholders' Deficit
            -------------------------------------
Current liabilities:
    Bank overdraft                                           $              49     $              9
    Advances under line of credit agreements                                75                   75
    Accounts payable and accrued liabilities                             1,069                1,030
    Accrued officer compensation                                           381                  302
    Advances from related parties, net                                     104                   62
    Notes payable                                                           35                   35
    Accrued interest payable                                                16                   14
    Customer deposits                                                      181                  130
                                                             ------------------    -----------------
        Total current liabilities                                        1,910                1,657

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, par value $.001; 20,000,000 shares authorized;
   no shares issued and outstanding                                          -                    -
Common stock, par value $.001; 100,000,000 shares authorized;
    58,766,306 shares issued and outstanding at September 30,
    2008, and June 30, 2008, respectively                                   59                   59
Additional paid-in capital                                               5,636                5,627
Accumulated deficit                                                     (7,447)              (7,182)
                                                             ------------------    -----------------
        Total stockholders' equity (deficit)                            (1,752)              (1,496)
                                                             ------------------    -----------------
        Total liabilities and stockholders' equity (deficit) $             158     $            161
                                                             ==================    =================

The accompanying notes are an integral part of these financial statements.

                       AQUACELL WATER, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                     ---------------------------
(in thousands, except per share amounts)                 2008	 	 2007
                                                     ------------   ------------

Sales                                                $        83    $       472

Cost of sales                                                 33            268
                                                     ------------   ------------
Gross profit                                                  50            204

Operating expenses
   Salaries and wages                                        167            279
   Legal, accounting and other professional expenses          74             80
   Selling, general and administrative expenses               72            241
                                                     ------------   ------------
       Total operating expenses	                             313            600
                                                     ------------   ------------
Operating income (loss)                                     (263)          (396)

Other income (expense):
   Other income	                                               -              -
   Interest expense                                           (2)            (7)
                                                     ------------   ------------
       Total other income (expense)                           (2)            (7)

Income (loss) before provision for income taxes             (265)          (403)

Provision for (benefit from) income taxes                      -              -
                                                     ------------   ------------

Net loss                                             $      (265)   $      (403)
                                                     ============   ============
Net loss per common share                            $         -    $     (0.01)
                                                     ============   ============
Weighted average common shares
  outstanding - basic and diluted                     58,766,306     42,520,537
                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

                       AQUACELL WATER, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                     ---------------------------
(in thousands, except per share amounts)                 2008	 	 2007
                                                     ------------   ------------
Cash flows from operating activities:
Net loss                                             $      (265)   $      (403)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Compensation expense                                      9              9
Changes in:
     Accounts receivable                                     (53)          (222)
     Related party receivables                                56             60
     Accounts payable and accrued liabilities                 39            (56)
     Related party payables                                   42            267
     Accrued officer compensation                             79              -
     Accrued interest payable                                  2             (1)
     Customer deposits                                        51             18
                                                     ------------   ------------
          Net cash used in operating activities              (40)          (328)
                                                     ------------   ------------

Cash flows from investing activities:                          -              -
                                                     ------------   ------------

Cash flows from financing activities:
     Lines of credit, net                                      -            (14)
     Proceeds from issuance of stock                           -              -
     Bank overdraft                                           40              -
     Proceeds from issuance of debt                            -              -
                                                     ------------   ------------
          Net cash provided by financing activities           40            (14)
                                                     ------------   ------------

Increase (decrease) in cash                                    -           (342)
Cash, beginning of period                                      -            374
                                                     ------------   ------------
Cash, end of period                                  $         -    $        32
                                                     ============   ============
Supplemental disclosure of non-cash
  financing activities:
     Cash paid for interest                          $         -    $         8
                                                     ============   ============
     Cash paid for federal income taxes	             $         -    $         -
                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

                       AQUACELL WATER, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aquacell Water, Inc. and Subsidiary ("the Company") have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

In the opinion of management, all adjustments (constituting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ended June 30, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

At September 30, 2008 the Company's ability to continue as a going concern, for the reasons outlined on the annual report filed for the year ended June 30, 2008, still existed. During the year ended June 30, 2008 the Company obtained financing from private placements and plans to develop a financing plan in addition to funds to be provided from operations.

Certain items in these condensed financial statements have been reclassified to conform to the current period presentation.


2. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                           Sept. 30,       June 30,
                                             2008            2008
                                          ----------      ----------
   Trade accounts payable                 $     636       $     588
   Accrued payroll and payroll taxes            275             289
   Sales tax payable                             24              24
   Credit cards payable                          96              91
   Other accrued liabilities                     38              38
                                          ----------      ----------
                                          $   1,069       $   1,030
                                          ==========      ==========

                       AQUACELL WATER, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. Notes Payable

Notes payable consist of the following at September 30, 2008 and June 30, 2008 (in thousands):

   Short-term unsecured note, bearing interest at 8%,
    convertible into 233,333 shares of common stock of the
    Company at $0.15 per share if not repaid within 90 days
    of issuance.  The Company also issued 35,000 shares of
    common stock in connection with this note and 60,000
    common stock purchase warrants.                         $ 35,000   $ 35,000
                                                            --------   --------
                                                            $ 35,000   $ 35,000
                                                            ========   ========


4. Interest Expense

Included in interest expense is penalties and interest of $2,000 and $7,000 on loans and lines of credit payable for the periods ended
September 30, 2008, and 2007, respectively.


5. Transactions with Related Parties

Related party balances consist of the following at September 30, 2008 and June 30, 2008 (in thousands):

                                                      Sept. 30,    June 30,
                                                        2008         2008
                                                      --------     --------
Receivable from (payable to) GreenCore Technology     $   (42)     $    56

Payable to former McPhee members, net                     (62)         (62)
                                                      --------     --------
     Net related party payable                        $  (104)     $    (6)
                                                      ========     ========

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

In connection with the McPhee Environmental, LLC ("McPhee") acquisition in fiscal 2007, the Company assumed advances owed to three former owners of McPhee aggregating $108,000. At September
30, 2008 and June 30, 2008, $62,000 and $62,000, respectively, was payable to the former McPhee members.

                       AQUACELL WATER, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6. Line of Credit Payable

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

As of September 30, 2008 and June 30, 2008, the Company owed
$75,000, and $75,000, respectively.


7. Stock Activity

Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings. For the quarter ended September 30, 2008, the Company did not issue any common stock and made no commitments to issue stock.

                       AQUACELL WATER, INC. AND SUBSIDIARY


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

                       AQUACELL WATER, INC. AND SUBSIDIARY


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


Results of Operations

For the three months ended September 30, 2008, revenues were $83,000, representing a decrease of $389,000, or 82%, over the same period of the prior year. This decrease was attributable to new system orders shipped by the Company during the prior year quarter for arsenic removal. New system sales have been delayed for the quarter ended September 30, 2008.

Net loss for the three months ended September 30, 2008 decreased to $265,000, as compared to 403,000 for the same period of the prior year.
The decrease in loss is primarily attributable to the decreased payroll and selling, general and administrative expenses as the Company controls its overhead expenses commensurate with the decrease in revenue.

                       AQUACELL WATER, INC. AND SUBSIDIARY


Liquidity and Capital Resources

Cash used by operations during the quarter ended September 30, 2008 amounted to $40,000. Net loss of $265,000 was reduced by compensation expense of $9,000, related party receivables in the amount of $56,000, accounts payable and accrued liabilities of $39,000, related party payables of $42,000, accrued officer compensation of $79,000, accrued interest payable of $2,000, customer deposits of $51,000, and was increased by increases in accounts receivable of $53,000.

There was no cash provided from or used by investing activities for the quarter ended September 30, 2008. Cash provided by financing activities was approximately $40,000, entirely from bank overdrafts.

Cash used by operations during the quarter ended September 30, 2007 amounted to $328,000. Net loss of $403,000 was reduced by compensation expense of $9,000, related party receivables in the amount of $60,000, related party payables of $267,000, customer deposits of $18,000, and was increased by accounts payable and accrued liabilities of $56,000 and by increases in accounts receivable of $222,000.

There was no cash provided from or used by investing activities for the quarter ended September 30, 2008. Cash used by financing activities was approximately $14,000, entirely from payments made on the lines of credit agreements.

Management believes that its anticipated borrowings, equity raise and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. Water presently has no material commitments for future capital expenditures.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange
Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure
Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

                       AQUACELL WATER, INC. AND SUBSIDIARY


Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

None.


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

                                    Aquacell Water, Inc. and Subsidiary
                                    -------------------------------------------
                                    Registrant

Date: November 13, 2008	            By: /s/ Kevin L. Spence
                                    ---------------------------------
                                    Name:   Kevin L. Spence
                                    Title:  Chief Financial Officer

                       AQUACELL WATER, INC. AND SUBSIDIARY

                                INDEX TO EXHIBITS


Exhibit
Number     Description
-------    -----------

 31.1      CEO's Certification Pursuant to Rule 13a-14(a)/15d-14(a)

 31.2      CFO's Certification Pursuant to Rule 13a-14(a)/15d-14(a)

 32.0      Certification Pursuant to 18 U.S.C. Section 1350